Form 10-Q
period 1996-03-31
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1996-05-20
CIK 767411

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number 0-13500



                1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
           (Exact name of registrant as specified in its charter)



        Massachusetts                               04-2808184
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization


One International Place, Boston, MA                             02110
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:        (617) 330-8600


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X      NO

CONSOLIDATED BALANCE SHEETS
(Unaudited)
- ---------------------------------------------------------------------------------------------------------------------------

                                                                                       March 31,          December 31,
                                                                                       1996               1995
(Note 1)
- ---------------------------------------------------------------------------------------------------------------------------


ASSETS

Real Estate, at cost:
      Land.............................................................             $  24,436,720       $  26,476,945
      Buildings and improvements, net of accumulated
         depreciation of $123,373,372 and $129,020,358
         as of March 31, 1996 and December 31, 1995,
         respectively..................................................              112,308,087          119,259,953
                                                                                   -------------        -------------
                                                                                     136,744,807          145,736,898
                                                                                   -------------        -------------
Other Assets:
      Cash and cash equivalents, at cost, which
        approximates market value......................................                  271,996              266,836
      Restricted cash..................................................               12,176,749           11,633,278
      Accounts receivable, net of reserves of $316,882 and
         $410,703 as of March 31, 1996 and
         December 31, 1995.............................................                  713,006              756,342
      Deferred rent receivable.........................................                8,120,610            8,232,352
      Deferred costs, net of accumulated amortization
       of $20,551,846 and $21,434,999 as of
       March 31, 1996 and December 31, 1995,
       respectively....................................................                 5,279,667           6,260,039
      Prepaid expenses and other assets................................                2,697,550            5,826,765
                                                                                   -------------        -------------
                                                                                   $ 166,004,385         $ 178,712,510
                                                                                   =============         =============

                                             LIABILITIES AND PARTNERS' CAPITAL
Liabilities:
      Mortgage note payable to affiliate...............................            $ 207,000,000  $                  -
      Fuji and Sanwa Mortgage..........................................                         -          231,409,347
      Other Mortgage Notes, Net of unamortized
       discount........................................................               19,254,648           19,272,538
      Accounts payable, loans payable, and accrued interest to
       general partners and affiliates.................................               10,428,232           46,221,992
      Accounts payable, security deposits and
         accrued expenses..............................................                7,348,564            8,616,797
      Accrued interest in Mortgage notes payable to affiliate                         28,314,354                    -
      Accrued interest on other mortgage notes                                         1,021,548           27,929,643
      Deferred purchase price obligation...............................                1,497,614            1,497,614
                                                                                   -------------        -------------
                                                                                     274,864,960          334,947,931
Partners' Capital:
      Limited Partners
         Units of Limited Partnership Interest,  $250,000 stated value per unit;
         1,344 Units authorized and issued,
         1,340 outstanding.............................................             (111,584,038)        (121,456,837)
      Less Investor notes..............................................                  (68,542)             (68,542)
      General Partners.................................................                2,792,005          (34,710,042)
                                                                                  ---------------       -------------
         Total Partners' Deficit.......................................             (108,860,575)        (156,235,421)
                                                                                   -------------        -------------
      Total Liabilities and Partners' Deficit                                      $ 166,004,385        $ 178,712,510
                                                                                   =============        =============

ITEM 1. - FINANCIAL STATEMENTS

CONSOLIDATED STATEMENTS OF OPERATIONS

- ------------------------------------------------------------------------------------------------------------------------------


For the Three Months Ended                                                                   Three Months Ended
March 31, 1996 and 1995                                                                                March 31
(Unaudited) (Note 1)                                                                         1996              1995
- ------------------------------------------------------------------------------------------------------------------------------


Income:

      Rental and escalation income.....................................               $11,821,961          $11,491,428
      Interest and other income........................................                   142,448              221,923
                                                                                   --------------       --------------
                                                                                      $11,964,409          $11,713,351
                                                                                      -----------          -----------
Expenses:

      Real estate and other taxes......................................                 2,429,859            2,675,801
      Payroll .........................................................                   488,632              381,221
      Utilities........................................................                 1,108,645            1,015,294
      Repairs and maintenance..........................................                 1,216,166            1,589,997
      General and administrative.......................................                   349,970              505,902
      Management fees..................................................                   344,101              642,378
      Interest.........................................................                 3,015,021            4,025,403
      Interest on obligations to affiliates                                             2,305,898            1,192,250
      Depreciation.....................................................                 2,725,212            3,058,284
      Amortization.....................................................                   883,659             947,957
                                                                                   --------------      --------------
                                                                                       14,867,163          16,034,487
                                                                                     ------------        ------------

Net loss before extraordinary gain.....................................               (2,902,754)          (4,321,136)
                                                                                    -------------        ------------

      Extraordinary gain on transfer of 227 East 45th                                 13,688,046                    -
                                                                                    ------------     --------------------

Net Income (loss)......................................................               $10,785,292        $ (4,321,136)
                                                                                      ===========        =============

Net Income (Loss) Allocated to General Partners                                     $     912,493       $    (117,288)
                                                                                    =============     ==============

Net Loss Before Extraordinary Item Allocated to
Limited Partners.......................................................               (2,865,297)          (4,203,848)

Extraordinary Gain Allocated to Investor Limited Partners                             12,738,096                    -
                                                                                 --------------              ---------------------
Net (Loss) Income Allocated to Investor Limited Partners                          $    9,872,799        $  (4,203,848)
                                                                                   ==============             ==============
Net Loss Per Unit of Investor Limited Partnership
Interest Before Extraordinary Gain.....................................          $        (2,138)     $        (3,137)
Extraordinary Gain Per Unit of Investor Limited
Partnership Interest...................................................                     9,506                    -
                                                                               ---------------------------------------
Net (Loss) Income Per Unit of Investor Limited
Partnership Interest...................................................         $           7,368     $        (3,137)
                                                                                =================     ================
Weighted Average Number of Units of Limited
Partnership Interests Outstanding......................................                    1,340               1,340
                                                                             ===================   =================

CONSOLIDATED STATEMENTS OF CASH FLOWS

- -----------------------------------------------------------------------------------------------------------------------------


For the Three Months Ended
March 31, 1996 and 1995 (Unaudited)                                                         1996              1995
- -----------------------------------------------------------------------------------------------------------------------------


  Cash flow from operating activities:

  Net income (loss)....................................................               $10,785,292         $(4,321,136)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
      Depreciation and amortization....................................                 3,608,871            4,006,241
      Deferred rent receivable, net....................................                 (180,617)              285,720
      Gain on transfer of 227 East 45th St.                                          (13,688,046)                    -
                                                                                     ------------         -----------------
                                                                                         525,500               (29,175)
      Decrease in accounts payable,
        security deposits and accrued expenses                                        (1,095,475)           (5,358,895)
      Decrease in accounts receivable..................................                    43,336              495,395
      Decrease in prepaids and other assets                                            2,180,554             2,629,631
      Accrued interest.................................................                 1,406,259            1,255,376
                                                                                      -----------          -----------

         Net cash provided (used) by operating activities                               3,060,174           (1,007,668)
                                                                                           -----------     -----------

Cash flows from investing activities:
      Additions to buildings and improvements                                         (1,733,233)          (1,095,467)
      Increase in deferred costs.......................................                  (80,905)            (279,884)
                                                                                  ---------------        -------------
      Net cash used by investing activities                                           (1,814,136)          (1,375,351)
                                                                                    -------------          -----------

Cash flows from financing activities:
      (Increase) decrease in restricted cash                                          (2,191,089)             336,471
      Accounts and loans payable to general
        partners and affiliates........................................                   968,101            1,969,640
      Principal payments on mortgages and other loans                                     (17,890)             (24,443)
                                                                                    --------------     ------------

         Net cash (used) provided by financing activities                              (1,240,878)           2,281,668
                                                                                    -------------          -----------

         Net increase (decrease) in cash and cash equivalents                               5,160             (101,351)

Cash and cash equivalents, beginning...................................                   266,836              107,865
                                                                                     ------------        -------------

Cash and cash equivalents, end.........................................              $    271,996       $        6,514
                                                                                     ------------       --------------


Cash paid for interest.................................................               $ 3,099,421          $ 3,962,279
                                                                                      -----------          -----------

NON CASH INVESTING AND FINANCING ACTIVITIES

As further discussed in Note 6, on January 24, 1996, the Operating Partnership transferred its' ownership interest in 227 East 45th St. to Sanwa Business Credit Corporation ("Sanwa"). In exchange for this ownership interest the Operating Partnership was relieved of its obligations to repay the Sanwa mortgage and notes secured by both the 227 East property and the 509 Fifth Ave. property. The net book balance associated with all the assets of the property as of January 24, 1996 was $11,048,644. The recorded amount of all obligations associated with the properties as of January 24, 1996 totaled $24,360,690.

As further discussed in Note 4, on February 28, 1996, the General Partners forgave loan balances and other amounts due totaling $36,589,555. This all has been treated as a capital contribution by the General Partners.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER'S CAPITAL


   ---------------------------------------------------------------------------------------------------------------------------------

                                                                   Units of
For the Three Months Ended                                         Limited                General              Limited
March 31, 1996 and 1995                                         Partnership             Partners'             Partners'     Total
(Unaudited) (Note 1)                                               Interest              Capital              Capital      Capital
   ---------------------------------------------------------------------------------------------------------------------------------


Balance, December 31, 1995                                            1,340         $(34,710,042)    $ (121,525,379)  $(156,235,421)
Net Income..............................                               -                  912,493         9,872,799      10,785,292
Contributions...........................                               -               36,589,554                     -  36,589,554
                                                                  ------------------------------------------------------------------
Balance, March 31, 1996.....                                          1,340         $  2,792,005     $ (111,652,580)  $(108,860,575)
                                                                      =============================================================

Balance, December 31, 1994                                            1,340          (32,683,191)       (84,344,235)   (117,027,426)
Net Loss................................                                  -             (117,288)        (4,203,848)     (4,321,136)
                                                                            -------------------------------------------------------

Balance, March 31, 1995                                               1,340         $(32,800,479)      $(88,548,083)  $(121,348,562)
                                                                      ==============================================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31,1996
(Unaudited)


1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

The condensed consolidated financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. All adjustments are of a normal and recurring nature except as described in Notes 5 and 6. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Registrant's latest Form 10-K. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

The accompanying consolidated financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1996.


2.       TAXABLE INCOME

The Partnership's results of operations on a tax basis are expected to differ from net loss for financial reporting purposes primarily due to the accounting differences in the recognition of rental income, depreciation and amortization.


3.       COMMITMENTS AND CONTINGENCIES

As a general partner of the Operating Partnership, which owns the Property, the Partnership is liable for recourse debts, liabilities and other obligations of the Property to the extent not paid by the respective Property.


4.       RELATED PARTIES

The Partnership incurred $336,684 of property and asset management fees and $134,478 of leasing and construction fees through February 28, 1996, payable to an affiliate of the general partner. As part of the sale of Fuji Loan, (described in Note 5), the Partnership agreed to retain new management and leasing agents for all of its properties. Effective March 1, 1996, the Partnership's properties are managed by Axiom Real Estate Management, Inc. and leasing activity is performed by the Galbreath Company, Newmark & Co. and Koll Company. These firms are not affiliates of the general partner.

In connection with the sale of the Fuji Loan, Winthrop Financial Associates ("Winthrop") and certain of its affiliates entered into an agreement with the Investor Partnership, the Operating Partnership and an affiliate of Zeus (as hereinafter defined) with regard to amounts owed to Winthrop and its affiliates by the Investor Partnership and the Operating Partnership (the "Winthrop Debt Agreement"). Prior to this agreement, Winthrop and its affiliates were owed, in the aggregate, $46,589,554 by the Investor Partnership and the Operating Partnership. This amount is comprised of cash advances made by Winthrop to the Operating Partnership, as well as unpaid deferred fees related to the on-site management of the properties, asset management and syndication. This amount also includes accrued interest on these outstanding balances.

Under the Winthrop Debt Agreement, Winthrop and its affiliates contributed $36,589,554 of the $46,589,554 to the Operating Partnership. The remaining $10,000,000 receivable has been evidenced by a promissory note issued by the Operating Partnership (the "Receivables Note") which is secured by a pledge of excess cash flow from 509 Fifth Avenue and 300 Park Avenue South and is payable only from those properties. Upon receiving consent of The Dime Savings Bank, the holder of the first mortgage, the Receivables Note is to be secured by second mortgages on 509 Fifth Avenue and 300 Park Avenue South. Winthrop then sold the Receivables Note to an affiliate of Zeus for a payment of $6 million in cash. The Receivables Note has an annual base interest rate of 6% and an additional annual contingent interest rate of 9%. Interest is payable only from available cash flow after payment of debt service on The Dime Savings Bank first mortgage. Interest, to the extent that it cannot be paid currently, accrues until the maturity of this Note on July 31, 1997.


Distributions to Limited Partners, if any were to occur, are now subordinate to only $10,000,000 of debt in respect of the Winthrop receivables instead of $36,589,554.

5.       DEBT MODIFICATION

On February 28, 1996 Zeus Property LLC ("Zeus"), purchased the existing debt held by the Fuji Bank Ltd. for $115 million. In connection with its purchase of the Fuji loan, Zeus agreed to grant the Operating Partnership certain concessions. (See "Item 2. Management Discussion and Analysis of Financial Condition").

6.       DEED IN LIEU OF FORECLOSURE

On January 24, 1996 the Operating Partnership transferred the title to the property located at 227 East 45th Street to Sanwa Business Credit Corporation pursuant to a deed in lieu of foreclosure. (see "Item 2. Management Discussion and Analysis of Financial Condition").

A deed in lieu of foreclosure agreement was reached between the Operating Partnership and Sanwa on January 15, 1996. Under the deed in lieu agreement, the Operating Partnership transferred the title to the property located at 227 East 45th St. to Sanwa. In exchange, Sanwa released, as of the closing date, the Operating Partnership from all claims, demands, liabilities, obligations, actions and causes of any kind with regards to Sanwa, other than the second mortgage lien on 509 Fifth Avenue. The 509 Fifth Avenue second mortgage lien will be released between 106 days to 150 days after the transfer of 227 East 45th St. to Sanwa, provided the Operating Partnership did not file for bankruptcy within a period of 91 days after the transfer of 227 East 45th St.

As of year end, the balance related to the mortgage was $16,627,710 which was secured by both 227 East 45th St. and 509 Fifth Avenue. In addition, the Sanwa note payable, which had a $7,781,634 balance, was secured by both 227 East 45th St. and 509 Fifth Avenue. As a result of the above described transactions, the Operating Partnership has recognized an extraordinary gain of $13,688,046. The property was stated at its fair value at December 31, 1995 as a result of a recorded write-down.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

         The Partnership serves as the general partner of Nineteen New York Properties Limited Partnership (the "Operating Partnership"). All of the Operating Partnership's properties are office buildings located in New York City. The Partnership's sole source of revenue is from distributions from the Operating Partnership and interest income on its reserves. The Partnership is responsible for its operating expenses. The Operating Partnership receives rental revenue from tenants and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

         The Partnership and the Operating Partnership had $271,996 of cash and cash equivalents and $12,176,749 of restricted cash at March 31, 1996 as compared to $266,836 and $11,633,278, respectively, at December 31, 1995. Restricted cash includes amounts held in mortgage collateral accounts, restricted operating accounts, and tenant security deposits and utility and real estate tax escrows. The increase in cash at March 31, 1996 as compared to December 31, 1995 was due to $3,060,174 of cash provided by operating activities which was substantially offset by $1,814,136 of cash used in investing activities and $1,240,878 of cash used by financing activities.

         The Operating Partnership's only other source of liquidity is a $19,500,000 unsecured credit line provided by Zeus Property LLC ("Zeus"). This credit line can be used by the Operating Partnership to fund capital improvements and tenant lease-up costs at the Fuji Properties. However, any borrowings under this credit line are subject to Zeus' discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary.

     On February 28, 1996 Zeus purchased the existing debt held by The Fuji Bank Ltd. for $115 million. The Operating Partnership obtained a reduction in the current interest required to be paid under the modified loan which, based on current projections, will greatly reduce the likelihood of monetary default under the loan prior to February 28, 1998, the new maturity date for a portion of the loan. As part of the restructuring of the Fuji loan, each of the Operating Partnership's 535 and 545 Fifth Avenue, 1372 Broadway and 757 Third
Avenue properties (the "Fuji Properties") were conveyed by the Operating Partnership to newly-created limited liability companies which are wholly-owned indirectly by the Operating Partnership and its partners.

         The modified Fuji loan (the "Modified Loan") is comprised of several component non-recourse loans, all held by Zeus and its affiliates. The most senior loan component consists of a series of secured notes in the aggregate principal amount of $104,550,000, each having an annual interest rate of 295 basis points over 30-day LIBOR, maturing on February 28, 1998 unless extended at Zeus' option (the "Secured A Notes").

     A junior component consists of secured notes in the aggregate principal amount of $102,450,000, each having a fixed annual interest rate of 14% for the next three years and then 16.75% thereafter, maturing on February 28, 2016 (the "Secured B Notes"). The Secured A Notes and Secured B Notes are collectively secured by first mortgages on the Fuji Properties. A third component is the unsecured $19,550,000 note (the "Unsecured Note") representing the additional financing expected to be drawn upon by the Operating Partnership to fund capital improvements and tenant lease-up costs with respect to the Fuji Properties. The Unsecured Note bears interest at a fixed annual rate of 14% for the next three years and then 16.75% thereafter and matures on February 28, 1998, unless extended at Zeus' option.

     In connection with the Modified Loan, loans in the form of cash advances and deferred fees were made to the Partnership and the Operating Partnership by Affliliates of the General Partner were restructured.

See Item 1, Note 4 for a discussion regarding affiliate loans.

         After giving effect to the loan restructuring, the Operating Partnership's properties (the "Properties") were encumbered by approximately $236,254,000 of principal amount of mortgage loans. The Partnership believes that current cash flow will be sufficient to fund the current debt service requirements on these loans until their maturity (December 31, 1997 with respect to the loans encumbering 300 Park Avenue South and 509 Fifth Avenue and February 28, 1998 with respect to the Fuji Properties). However, in the absence of a substantial improvement in the commercial rental market and the operations of the Properties, the Partnership will not be able to meet its financial obligations at maturity. Accordingly, if the Properties can not be sold, refinanced or the existing loans modified at their maturity, there is a substantial likelihood that some or all of the Properties will be lost through foreclosure. At present, it appears that the Partnership's original objective of capital appreciation will not be achieved and the Partnership's partners will not receive a return of a substantial amount of their original investment.

      On January 24, 1996, the Operating Partnership transferred the title to the property located at 227 East 45th St. to Sanwa Business Credit Corporation ("Sanwa") pursuant to a deed in lieu of foreclosure. In exchange, Sanwa released, as of the closing date, the Operating Partnership from all claims, demands, liabilities, obligations, actions and causes of any kind with regards to Sanwa, other than the second mortgage lien on 509 Fifth Avenue. The 509 Fifth Avenue second mortgage lien will be released between 106 days to 150 days after the transfer of 227 East 45th St. to Sanwa, provided the Operating Partnership did not file for bankruptcy within the 91 days after the transfer of 227 East 45th St.

         As part of the debt restructuring process, the Operating Partnership reviewed the properties to determined whether they have suffered an impairment in value which is deemed to be other than temporary. Such instances arise when the Operating Partnership concludes that expected future cash flows will not enable the Partnerships to recover their investment. In making such assessments, the Operating Partnership considers certain factors, which includes recessionary effects on commercial real estate markets, current and future expected occupancy rates, prospects for leasing at rates sufficient to support the existing carrying value of the properties, expected changes in operating costs or appraisal of an independent firm. The Operating Partnership determined that the Properties suffered an impairment. Management's assessment of impairment is primarily related to the continued weak New York City commercial real estate market, coupled with a change in Management's focus given the inability of the Properties to service the current debt obligations and the continued depletion of the cash reserves. As a result, the Partnership wrote down its investment in the Properties by $22,500,000 in 1995.

         There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment and individual rights (such as the Americans with Disabilities Act). The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the Partnership's liquidity and capital resources.


Real Estate Market

         The income and expenses of operating the Properties owned by the Operating Partnership are subject to factor's outside its control, such as the over-supply of similar properties, increases in unemployment, population shifts, or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in rental rate increases due to market conditions. In addition, there are risks inherent in owning and operating office buildings because such properties are labor intensive and are susceptible to the impact of economic and other conditions outside the control of the Partnership.

         These Market conditions have and will continue to have a significant impact on the Partnership. In general, while the General Partners believe that the loan restructurings represent an accomplishment of the immediate goals set by the Operating Partnership, there will be little or no direct positive benefits for the Partnership unless there is a significant recovery in market conditions.

Results of Operations

The Partnership generated a net loss before extraordinary gain of approximately $2.9 million for the first three months of 1996 compared to the net loss of approximately $4.3 million for the first three months of 1995. The 1996 rental income increased to $11.8 million in the three months ended March 31, 1996 compared to $11.5 million in the three months ended March 31, 1995.

The rental income was negatively impacted by the loss of the 227 East 45th property by $758,000 for the quarter ended March 31, 1996. This decrease was offset by increases in the remaining properties most significantly at 535 Fifth of $484,000; 1372 Broadway of $183,000 and 300 Park Avenue South of $123,000.

The higher revenues were primarily the result of higher effective rental rates with improved occupancy.

Total expenses declined by $1,167,000 as a result of the 227 East 45th deed in lieu of foreclosure saving $530,000 in operating expenses, $398,000 of depreciation and amortization expenses. Additionally, management fees declined by $298,000.

Utilities expense increased by $93,000 as a result of significant increases at all properties. The most significant increases were at 1372 Broadway $50,000; 545 East Fifth Ave. $42,000; 757 Third of $102,000, partially offset by savings at 227 East 45th of $145,000.

Management fees declined by $298,000 as a result of the elimination of the asset management fee payable to a related party of $120,000, the 227 East 45th reduction of $20,000 and the new management agreement changing to a fixed fee from a previous fee of 2.5% of cash receipts.

The payroll expense increased by $107,000 primarily as a result of the Partnership paying $90,000 of severance payroll to the employees of the previous management company in March, 1996.

All other operating expense categories declined as a result of the elimination of the 227 East 45th property.

The extraordinary gain is the result of the deed in lieu of foreclosure between the Operating Partnership and Sanwa Credit Corporation relating to the property located at 227 East 45th Street.

PART II - OTHER INFORMATION

ITEM 6                     EXHIBITS AND REPORTS ON FORM 8-K
                           --------------------------------

a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

b) Reports on Form 8-K: No Report on Form 8-K was filed during the period.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP



                                  (Registrant)


                             BY:  Two Winthrop Properties, Inc.
                                  Managing General Partner




DATED:  May 20, 1996              By:  /s/ Michael L. Ashner
                                           Michael L. Ashner
                                           Chief Executive Officer



DATED:  May 20, 1996               By:  /s/Edward V. Williams
                                           Edward V. Williams
                                           Chief Financial Officer