Form 10-Q
period 1996-06-30
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1996-08-19
CIK 767411

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996     Commission File Number 0-13500



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

                                    YES X      NO

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

PART I - FINANCIAL INFORMATION
ITEM 1 - FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(Unaudited)


                                                                                June 30,               December 31,
                                                                                 1996                      1995
(Note 1)



ASSETS

Real Estate, at cost:
     Land.....................................................            $  24,436,720            $   26,476,945
     Buildings and improvements, net of accumulated
         depreciation and allowance for impairment of value
         of $126,645,946 and $129,020,358 as of
         June 30, 1996 and December 31, 1995,
         respectively.........................................              109,797,869               119,259,953
                                                                          -------------             -------------
                                                                            134,234,589               145,736,898
                                                                         --------------            --------------
Other Assets:
     Cash and cash equivalents, at cost, which
         approximates market value............................                  301,974                   266,836
     Restricted cash..........................................                9,191,215                11,633,278
     Accounts receivable, net of reserves of
         $316,882 and $410,703 as of June 30, 1996
         and December 31, 1995, respectively                                    892,956                   756,342
     Deferred rent receivable.................................                8,204,332                 8,232,352
     Deferred costs, net of accumulated amortization
          of $21,435,990 and $21,434,999 as of
          June 30, 1996 and December 31, 1995,
          respectively........................................                4,422,666                 6,260,039
     Prepaid expenses and other assets                                        4,791,016                 5,826,765
                                                                         ---------------          ---------------
                                                                          $ 162,038,748             $ 178,712,510
                                                                          =============             =============
 LIABILITIES AND PARTNERS' CAPITAL

Liabilities:
     Mortgage note payable to affiliates                                    207,000,000              $        -
     Fuji and Sanwa Mortgage..................................                       -                231,409,347
     Other Mortgage Notes, Net of unamortized discount                       19,217,970                19,272,538
     Loans payable, accounts payable and accrued interest
          to general partners and affiliates                                 10,630,509                46,221,992
     Accounts payable, security deposits and accrued expenses                 7,164,796                 8,616,797
     Accrued interest on mortgage notes to affiliates                        29,387,779                         -
     Accrued interest on other mortgage notes                                   980,974                27,929,643
     Deferred purchase price obligation                                       1,497,614                 1,497,614
                                                                        ---------------             -------------
                                                                            275,879,642               334,947,931
                                                                          -------------             --------------
Partners' Capital:
     Limited Partners
     Units of Limited  Partnership  Interest,  $250,000  stated  value per unit;
         1,344 Units authorized and issued,
         1,340 outstanding....................................             (116,600,891)             (121,456,837)
     Less Investor notes......................................                  (68,542)                  (68,542)
     General Partners.........................................                2,828,539               (34,710,042)
                                                                         --------------             --------------

         Total Partners' Deficit..............................             (113,840,894)             (156,235,421)
                                                                         -------------             --------------

     Total Liabilities and Partners' Deficit                              $ 162,038,748             $ 178,712,510
                                                                          =============             =============

                 See Notes to Consolidated Financial Statements

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

CONSOLDATED STATEMENTS OF OPERATIONS

For the Three and Six Months
Ended June 30, 1996 and 1995                                              Three Months Ended               Six Months Ended
                                                                               June 30,                        June 30,

(Unaudited) (Note 1)                                                   1996                1995          1996                1995

Income:

      Rental.........................................     $      10,628,303  $       12,680,989    $  22,450,264      $  24,172,417
      Interest and other income......................                26,890             195,499          169,338            417,422
                                                          -----------------  ------------------      ------------------  -----------
                                                                 10,655,193          12,876,488       22,619,602         24,589,839
                                                            ---------------  ------------------      ------------------  -----------

Expenses:

      Real estate taxes..............................             2,417,629           2,651,829        4,847,488          5,327,630
      Payroll .......................................               302,405             345,561          791,037            726,782
      Utilities......................................             1,047,951           1,310,856        2,156,596          2,326,150
      Repairs and maintenance........................             1,585,615           1,442,736        2,801,781          3,032,733
      General and administrative.....................               616,037             726,838          966,007          1,232,740
      Management fees................................                27,865             623,117          371,966          1,265,495
      Interest on obligations to affliates                        4,178,992             681,054        6,484,890          1,873,304
      Depreciation...................................             3,272,575           2,555,156        5,997,787          5,613,440
      Amortization...................................             1,413,610             883,259        2,297,269          1,831,216
                                                          -----------------  ------------------   ------------------ ---------------
                                                                 15,837,298          16,324,949       30,704,461         32,359,436

Net loss before extraordinary gain                               (5,182,105)         (3,448,461)      (8,084,859)        (7,769,597)
Extraordinary gain on transfer of 227 East 45th                           -                   -       13,688,046                  -
                                                            ----------------  ------------------  -------------------     ----------

Net Income (Loss)....................................     $      (5,182,105)  $      (3,448,461)     $ 5,603,187        $(7,769,597)
                                                          =================  ==================      ==================  ==========
Net Income (Loss) Allocated to General
 Partners............................................     $        (195,252)  $         (86,611)     $   747,241        $  (203,899)
                                                          =================  ==================      ==================    =========

Net Loss Before Extraordinary Item Allocated
 to Limited Partners.................................     $     (4,986,853)   $     (3,361,850)      $(7,882,150)       $(7,565,698)
Extraordinary Gain Allocated to Investor
 Limited Partners....................................                     -                   -       12,738,096                  -
                                                          -----------------  ------------------      ------------------  -----------
Net Income (Loss) Allocated to Investor
 Limited Partners....................................     $     (4,986,853)   $     (3,361,850)      $ 4,855,946        $(7,565,698)
                                                          =================  ==================      ==================  ==========
Net Loss Per Unit of Investor Limited Partnership
Interest Before Extraordinary Gain                        $         (3,722)   $         (2,509)      $    (5,882)       $    (5,646)
Extraordinary Gain Per Unit of Investor Limited
Partnership Interest.................................                     -                   -            9,506                  -
                                                          -----------------  ------------------      ------------------  -----------
Net Income (Loss) Per Unit of Investor Limited
Partnership Interest.................................     $         (3,722)   $         (2,509)      $     3,624        $    (5,646)
                                                          =================  ==================      ==================  ===========
Weighted Average Number of Units of Limited
Partnership Interests Outstanding                                    1,340               1,340             1,340              1,340
                                                          ================== ==================       =================  ===========







                 See Notes to Consolidated Financial Statements.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS


For the Six Months Ended
June 30, 1996 and 1995 (Unaudited)


   Cash flow from operating activities:

   Net income (loss)......................................................        $       5,603,187       $     (7,769,597)
   Adjustments to reconcile net loss to
        net cash provided by operating activities:
        Depreciation and amortization.....................................                8,295,056               7,444,656
        Deferred rent receivable..........................................                   28,020                (692,327)
        Gain on transfer of 227 East 45th Street                                        (13,688,046)                      -
                                                                                -------------------               ----------
        ..................................................................                  238,217              (1,017,268)

   Changes in assets and liabilities:
        Decrease in accounts payable, security deposits and
        accrued expenses..................................................              (1,452,001)              (5,055,332)
        (Increase) decrease in accounts receivable                                        (136,614)                 159,771
        Decrease in prepaids and other assets.............................               1,035,749                5,240,682
        Accrued interest..................................................               2,439,110                2,242,005
                                                                                  -----------------            ------------

        Net cash provided by operating activities                                        2,124,461                1,569,858
                                                                                    --------------             ------------

   Cash flows from investing activities:
        Increase in deferred costs........................................                (108,045)                (884,288)
        Additions to buildings and improvements                                         (3,265,001)              (2,682,734)
                                                                                  ----------------           --------------
        Net cash used by investing activities.............................              (3,373,046)              (3,566,982)
                                                                                  -----------------           ------------

   Cash flows from financing activities:
        Accounts and loans payable to general
           partners and affiliates........................................              (1,104,282)               1,643,770
        Restricted Cash...................................................               2,442,573                  380,101
        Principal payments on mortgages and other loans                                    (54,568)                 (49,334)
                                                                                           ---------- ----------------------

   Net cash provided by financing activities                                             1,283,723                1,974,537
                                                                                    --------------    ---------------------

   Net increase (decrease) in cash and cash equivalents                                     35,138                  (22,587)

   Cash and cash equivalents, beginning...................................                 266,836                  107,865
                                                                                  -----------------        -----------------

   Cash and cash equivalents, end.........................................        $        301,974       $           85,278
                                                                                  =================       =================

   Cash paid for interest.................................................        $      7,221,232       $        6,936,311
                                                                                  =================       =================

NON CASH INVESTING AND FINANCING ACTIVITIES

As further discussed in Note 6, on January 24, 1996, the Operating Partnership transferred its ownership interest in 227 East 45th St. to Sanwa Business Credit Corporation ("Sanwa"). In exchange for this ownership interest the Operating Partnership was relieved of its obligations to repay the Sanwa mortgage and notes secured by both the 227 East property and the 509 Fifth Ave. property. The net balance associated with all assets of the property as of January 24, 1996 was $11,048,644. The recorded amount of all obligations associated with the properties as of January 24, 1996 totaled $24,360,690.

As further discussed in Note 4, on February 28, 1996, the General Partners forgave loan balances and other amounts due totaling $36,791,340. This debt forgiveness has been treated as a capital contribution by the General Partners.

                 See Notes to Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER'S CAPITAL

- --------------------------------------------------------------------------------------------------------------------------------


                                             Units of          General
For the Six Months Ended                     Limited           Partners'            Limited
June 30, 1996 and 1995                     Partnership         Capital             Partners'              Total
(Unaudited) (Note 1)                         Interest           (Deficit)           Deficit              Capital
- ------------------------------------------------------------------------------------------------------------------------



Balance, December 31, 1995                        1,340    $    (34,710,042)       $ (121,525,379)    $    (156,235,421)
Net Income .............................              -             747,241             4,855,946            36,791,340
Contributions                                         -          36,791,3402                    -            36,791,340
                                            ----------------------------------------------------------------------------
Balance, June 30, 1996..................          1,340  $        2,828,539    $     (116,669,433) $       (113,840,894)
                                            ============================================================================


Balance, December 31, 1994                        1,340        $(32,683,191)        $ (84,344,235)        $(117,027,426)
Net Loss...................................        -               (203,899)           (7,565,698)           (7,769,597)
                                              --------------------------------------------------------------------------
Balance, June 30, 1995.....................       1,340        $(32,887,090)        $ (91,909,933)        $(124,797,023)
                                              --------------------------------------------------------------------------


                 See Notes to Consolidated Financial Statements.

NOTES TO FINANCIAL STATEMENTS
JUNE 30, 1996
(Unaudited)

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

In connection with the sale of the Fuji Loan, Winthrop Financial Associates ("Winthrop") and certain of its affiliates entered into an agreement with the Investor Partnership, the Operating Partnership and an affiliate of Zeus (as hereinafter defined) with regard to amounts owed to Winthrop and its affiliates by the Investor Partnership and the Operating Partnership (the "Winthrop Debt Agreement"). Prior to this agreement, Winthrop and its affiliates were owed, in the aggregate, $46,791,340 by the Investor Partnership and the Operating Partnership. This amount is comprised of cash advances made by Winthrop to the Operating Partnership, as well as unpaid deferred fees related to the on-site management of the properties, asset management and syndication. This amount also includes accrued interest on these outstanding balances.

4.       RELATED PARTIES - Continued

Under the Winthrop Debt Agreement, Winthrop and its affiliates contributed $36,791,340 of the $46,791,340 to the Operating Partnership. The remaining $10,000,000 receivable has been evidenced by a promissory note issued by the Operating Partnership (the "Receivables Note") which is secured by a pledge of excess cash flow from 509 Fifth Avenue and 300 Park Avenue South and is payable only from those properties. Upon receiving consent of The Dime Savings Bank, the holder of the first mortgage, the Receivables Note is to be secured by second mortgages on 509 Fifth Avenue and 300 Park Avenue South. Winthrop then sold the Receivables Note to an affiliate of Zeus for a payment of $6 million in cash. The Receivables Note has an annual base interest rate of 6% and an additional annual contingent interest rate of 9%. Interest is payable only from available cash flow after payment of debt service on The Dime Savings Bank first mortgage. Interest, to the extent that it cannot be paid currently, accrues until the maturity of this Note on July 31, 1997.

Distributions to Limited Partners, if any were to occur, are now subordinate to only $10,000,000 of debt in respect of the Winthrop receivables instead of $46,791,340.

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

A deed in lieu of foreclosure agreement was reached between the Operating Partnership and Sanwa on January 15, 1996. Under the deed in lieu agreement, the Operating Partnership transferred the title to the property located at 227 East 45th St. to Sanwa. In exchange, Sanwa released, as of the closing date, the Operating Partnership from all claims, demands, liabilities, obligations, actions and causes of any kind with regards to Sanwa, other than the second mortgage lien on 509 Fifth Avenue. The 509 Fifth Avenue second mortgage lien will be released between 106 days to 150 days after the transfer of 227 East 45th St. to Sanwa, provided the Operating Partnership does not file for bankruptcy within a period of 91 days after the transfer of 227 East 45th St.

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

7.       ACCOUNTING CHANGE

On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No.121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

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

         The Partnership and the Operating Partnership had $301,974 of cash and cash equivalents and $9,191,215 of restricted cash at June 30, 1996 as compared to $266,836 and $11,633,278, respectively, at December 31, 1995. Restricted cash includes amounts held in mortgage collateral accounts, restricted operating accounts, and tenant security deposits and utility and real estate tax escrows. The $35,138 increase in cash at June 30, 1996 as compared to December 31, 1995 was due to $2,124,461 of cash provided by operating activities and $1,283,723 of cash provided by financing activities which was substantially offset by $3,373,046 of cash used in investing activities. Cash used in investing activities consisted primarily of $3,265,000 of improvements to real estate. Cash provided by financing activities consisted of $2,442,573 decrease in restricted cash, $1,104,282 repaid to general partners and affiliates and $54,568 of mortgage principal payments.

         The Operating Partnership's only other source of liquidity is a $19,500,000 unsecured credit line provided by Zeus Property LLC ("Zeus"). This credit line can be used by the Operating Partnership to fund capital improvements and tenant lease-up costs at the Fuji Properties. However, any borrowings under this credit line are subject to Zeus' discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. There are no outstanding amounts due under this credit line.

         On February 28, 1996 Zeus purchased the existing debt held by The Fuji Bank Ltd. for $115 million. The Operating Partnership obtained a reduction in the current interest required to be paid under the modified loan which, based on current projections, will greatly reduce the likelihood of monetary default under the loan prior to February 28, 1998, the new maturity date for a portion of the loan. As part of the restructuring of the Fuji loan, each of the Operating Partnership's 535 and 545 Fifth Avenue, 1372 Broadway and 757 Third
Avenue properties (the "Fuji Properties") were conveyed by the Operating Partnership to newly-created limited liability companies which are wholly-owned, indirectly, by the Operating Partnership and its partners.

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

         In connection with the Modified Loan, loans in the form of cash advances and deferred fees were made to the Partnership and the Operating Partnership by Affiliates of the General Partner were restructured.

See Item 1, Note 4 for a discussion regarding affiliate loans.

Liquidity and Capital Resources - Continued

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

      On January 24, 1996, the Operating Partnership transferred the title to the property located at 227 East 45th St. to Sanwa Business Credit Corporation ("Sanwa") pursuant to a deed in lieu of foreclosure. In exchange, Sanwa released, as of the closing date, the Operating Partnership from all claims, demands, liabilities, obligations, actions and causes of any kind with regards to Sanwa, other than the second mortgage lien on 509 Fifth Avenue. The 509 Fifth Avenue second mortgage lien was released between 106 days to 150 days after the transfer of 227 East 45th St. to Sanwa.

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

Results of Operations

Six Months ended June 30, 1996 vs. June 30, 1995

The Partnership generated a net loss before extraordinary gain of $8,084,859 for the six months ended June 30, 1996, as compared to a net loss of $7,769,597 for the six months ended June30, 1995.

Income for the six months ended June 30, 1995 was $22,619,602 as compared to $24,589,839 for the six months ended June 30, 1995. The decrease in revenue was due to a decrease in rental income of $1,722,153 and interest and other income of $248,084.

Rental income was negatively impacted by the loss of the 227 East 45th property during the first quarter of 1996 and a decrease in rental revenues at 757 Third Avenue and 545 Fifth Avenue of approximately $905,000 and $92,000, respectively, for the six months ended June 30, 1996, as compared to 1995. These decreases were partially offset by an increase in rental income at 535 Fifth Avenue and 1372 Broadway of approximately $574,000 and $185,000, respectively. The lower rental revenues were primarily the result of lower effective rental rates and decreased occupancy.

During the first six months of 1996, the Operating Partnership signed new renewal, extension, and expansion leases with eleven tenants totaling 51,655 square feet at rental terms comparable to buildings of similar quality in the market. As of June 30, 1996 and 1995, the current portfolio's occupancy was 82% and 89%, respectively.

Expenses for the six months ended June 30, 1996, as compared to 1995, declined by approximately $1,655,000 partially as a result of the loss of 227 East 45th . The decrease in operating expenses (i.e., real estate taxes, payroll, utilities, reparis and maintenance) of $816,393, interest expense of $528,720, management fees of $893,529 and general and administrative expenses of $266,733 were partially offset by increases in amortization expense of $466,053 and depreciation expense of $384,347.

Operating and interest expenses declined as a result of the loss of 227 East 45th. Management fees declined due to the elimination of the asset management fee payable to a related party, the new management agreement (which changed the previous fee of 2.5%of cash receipts to a fixed fee) and the disposition of the 227 East 45th Street property. General and administrative expenses declined as a result of the loss of 227 East 45th and a decrease in legal expense. Depreciation expense increased due to the depreciation of tenant improvements placed in service in the prior year. Amortization expense increased due to the increase in leasing commissions and the amortization of refinancing cost associated with the new mortgage.

The  extraordinary  gain  was  recognized   because  the  outstanding   mortgage
indebtedness encumbering the 227 East 45th Street property exceeded the Partnership's carrying value of the disposed property.

Three Months ended June 30, 1996 vs. June 30, 1995

The Partnership generated a net loss of $5,182,105 for the three months ended June 30, 1996, as compared to a net loss of $3,448,461 for the three months ended June 30, 1995.

Income for the three months ended June 30, 1996 was $10,655,193 as compared to $12,875,488 for the three months ended June 30, 1995. The decrease in revenue was due primarily to a decrease in rental income of $1,952,686.

Rental income was negatively impacted by the loss of the 227 East 45th property during the first quarter of 1996 and a decrease in rental revenues at 757 Third Avenue, 545 Fifth Avenue and 1372 Broadway for the three months ended June 30, 1996, as compared to 1995. These decreases were partially offset by an increase in rental income at Registrant's remaining properties. The lower rental revenues were primarily the result of lower effective rental rates and decreased occupancy.

Total expenses for the three months ended June 30, 1996, as compared to 1995, declined by approximately $488,000, primarily as a result of the loss of 227 East 45th. The decrease in operating expenses (i.e., real estate taxes, payroll, utilities, repairs and maintenance) of approximately $397,382, interest expense of $631,986, management fees of $595,252 and general and administrative expenses of $110,801 were partially offset by increases in amortization expense of $530,351 and depreciation expense of $717,419.

Results of Operations - Continued

Operating and interest expenses declined as a result of the 227 East 45th deed in lieu of foreclosure. Management fees declined due to the elimination of the asset management fee payable to a related party, the new management agreement (which changed the previous fee of 2.5%of cash receipts to a fixed fee) and the disposition of the 227 East 45th Street property. General and administrative expenses declined as a result of the 227 East 45th deed in lieu of foreclosure. Depreciation expense increased due to the depreciation of tenant improvements placed in service in the prior year. Amortization expense increased due to the increase in leasing commissions and the amortization of refinancing cost associated with the new mortgage.

PART II - OTHER INFORMATION

NOT APPLICABLE

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

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                                  (Registrant)


                        By: Two Winthrop Properties, Inc.
                            Managing General Partner




DATED: August 19, 1996                 By:  /s/ Michael Ashner
                                                Michael Ashner
                                                Chief Executive Officer



DATED: August 19, 1996                 By:  /s/ Edward V. Williams
                                                Edward V. Williams
                                                Chief Financial Officer