Form 10-Q
period 1996-09-30
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1996-11-20
CIK 767411

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                   FORM 10-Q
(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-13500
                                                -------

                  1626 New York Associates Limited Partnership
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         Massachusetts                                  04-2808184
-------------------------------           ------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

  One International Place, Boston, MA                          02110
---------------------------------------                      ----------
(Address of principal executive office)                      (Zip Code)

Registrant's telephone number, including area code (617) 330-8600
                                                   --------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes  X    No
                                                 -----    -----

                                    1 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1996
                         PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)                                       September 30,      December 31,
                                                                            1996             1995
                                                                        -----------       -----------
Assets

Real estate, at cost:
     Land                                                               $    24,437       $    26,477
     Buildings and improvements, net of accumulated
        depreciation of $129,392 and $129,020 as of
        September 30, 1996 and December 31, 1995, respectively              110,016           119,260
                                                                        -----------       -----------

                                                                            134,453           145,737
                                                                        -----------       -----------
Other Assets:
     Cash and cash equivalents, at cost, which
         approximates market value                                              334               267
     Restricted cash                                                          8,792            11,633
     Accounts receivable, net of reserves of $675 and $411 as of
         September 30, 1996 and December 31, 1995, respectively                 333               756
     Deferred rent receivable                                                 8,208             8,233
     Deferred costs, net of accumulated amortization of
         $22,325 and $21,435 as of September 30, 1996
         and December 31, 1995, respectively                                  3,916             6,260
     Prepaid expenses and other assets                                        2,484             5,827
                                                                        -----------       -----------

     Total Assets                                                       $   158,520       $   178,713
                                                                        ===========       ===========

Liabilities and Partners' Deficit

Liabilities:

Mortgage note payable to affiliates                                     $   207,000       $        --
Fuji and Sanwa mortgage payable                                                  --           231,409
Dime mortgage notes payable                                                  19,217            19,272
Accounts payable, loans payable, and accrued interest to
    general partners and affiliates                                          10,241            46,222
Accounts payable, security deposits and accrued expenses                      7,062             8,617

Accrued interest on mortgage notes payable to affiliates                     30,893                --
Accrued interest on other mortgage notes                                        938            27,930
Deferred purchase price obligation                                            1,498             1,498
                                                                        -----------       -----------

Total Liabilities                                                           276,849           334,948
                                                                        -----------       -----------

Partners' Equity (Deficit):
     Limited partners
         Units of limited partnership interest, $250,000
            stated value per unit:
         1,344 units authorized and issued,
         1,340 outstanding                                                 (121,276)         (121,457)
     Less: investor notes                                                       (68)              (68)
     General partners                                                         3,015           (34,710)
                                                                        -----------       -----------

         Total partners' deficit                                           (118,329)         (156,235)
                                                                        -----------       -----------

     Total liabilities and partners' deficit                            $   158,520       $   178,713
                                                                        ===========       ===========

                See notes to consolidated financial statements.

                                    2 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1996

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)                                  For the Nine Months Ended
                                                                September 30,    September 30,
                                                                    1996             1995
                                                                 -----------      -----------
Income:

     Rental and escalation income                                $    32,715      $    37,313
     Interest and other income                                           312              613
                                                                 -----------      -----------

                                                                      33,027           37,926
                                                                 -----------      -----------

Expenses:

     Real estate and other taxes                                       7,208            7,943
     Payroll                                                           1,050            1,037
     Utilities                                                         3,640            4,040
     Repairs and maintenance                                           3,778            4,602
     General and administrative                                        1,650            1,905
     Management fees                                                     726            1,918
     Interest                                                          4,747           14,081
     Interest on obligations to affiliates                            11,242            2,836
     Depreciation                                                      8,743            8,451
     Amortization                                                      3,186            2,757
                                                                 -----------      -----------

         Total expenses                                               45,970           49,570
                                                                 -----------      -----------

Loss before extraordinary gain                                       (12,943)         (11,644)
                                                                 -----------      -----------

     Extraordinary gain on transfer of 227 East 45th                  13,688               --
                                                                 -----------      -----------

Net income (loss)                                                $       745      $   (11,644)
                                                                 ===========      ===========

Net income (loss) allocated to general partners                  $       564      $      (303)
                                                                 ===========      ===========


Net loss before extraordinary item allocated to
   investor limited partners                                     $   (12,557)     $   (11,341)

Extraordinary gain allocated to investor limited partners             12,738               --
                                                                 -----------      -----------

Net income (loss) allocated to investor limited partners         $       181      $   (11,341)
                                                                 ===========      ===========

Net loss per unit of investor limited partnership
     interest before extraordinary gain                          $ (9,370.90)     $ (8,463.43)

Extraordinary gain per unit of investor limited
   partnership interest                                             9,505.97               --
                                                                 -----------      -----------

Net income (loss) per unit of investor limited
   partnership interest                                          $    135.07      $ (8,463.43)
                                                                 ===========      ===========

Weighted average number of units of limited
   partnership interest outstanding                                    1,340            1,340
                                                                 ===========      ===========

                See notes to consolidated financial statements.

                                    3 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1996

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)                        For the Three Months Ended
                                                      September 30,    September 30,
                                                          1996             1995
                                                       -----------      -----------
Income:

     Rental and escalation income                      $    10,265      $    13,140
     Interest and other income                                 143              196
                                                       -----------      -----------

                                                            10,408           13,336
                                                       -----------      -----------

Expenses:

     Real estate and other taxes                             2,361            2,615
     Payroll                                                   477              310
     Utilities                                               1,483            1,715
     Repairs and maintenance                                   976            1,569
     General and administrative                                684              672
     Management fees                                           136              653
     Interest                                                  757            4,984
     Interest on obligations to affiliates                   4,757              929
     Depreciation                                            2,745            2,838
     Amortization                                              890              925
                                                       -----------      -----------

         Total expenses                                     15,266           17,210
                                                       -----------      -----------

Net loss                                               $    (4,858)     $    (3,874)
                                                       ===========      ===========

Net loss allocated to general partners                 $      (183)     $       (99)
                                                       ===========      ===========

Net loss allocated to investor limited partners        $    (4,675)     $    (3,775)
                                                       ===========      ===========

Net loss per unit of investor limited
   partnership interest                                $ (3,488.81)     $ (2,817.16)
                                                       ===========      ===========


Weighted average number of units of limited
   partnership interest outstanding                          1,340            1,340
                                                       ===========      ===========

                See notes to consolidated financial statements.

                                    4 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1996

Consolidated Statement of Partners' Deficit (Unaudited)

(In Thousands, Except Unit Data)
                                 Units of       General        Investor
                                  limited      partners'       limited         Total
                                partnership    (deficit)      partners'      partners'
                                 interest        equity        deficit        deficit
                                ----------     ----------     ----------     ----------
Balance - December 31, 1995          1,340     $  (34,710)    $ (121,525)    $ (156,235)

    Net income                          --            564            181            745

    Contributions                       --         37,161             --         37,161
                                ----------     ----------     ----------     ----------

Balance, September 30, 1996           1340          3,015       (121,344)      (118,329)
                                ==========     ==========     ==========     ==========

                See notes to consolidated financial statements.

                                    5 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1996

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)                                                        For the Nine Months Ended
                                                                    September 30,    September 30,
                                                                        1996              1995
                                                                     -----------      -----------
Cash Flows from Operating Activities:

Net income (loss)                                                    $       745      $   (11,644)
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities:
     Depreciation and amortization                                        11,929           11,208
     Deferred rent receivable, net                                            25           (1,044)
     Gain on transfer of 227 East 45th St                                (13,688)              --
                                                                     -----------      -----------

                                                                            (989)          (1,480)

     Decrease in accounts receivable                                         423              (84)
     (Increase) Decrease in prepaids and other assets                      3,343            2,706
     Decrease in accounts payable, security deposits
        and accrued expenses                                              (1,555)          (5,915)
     Accrued interest                                                      3,901            2,626
                                                                     -----------      -----------

Net cash provided by (used in) operating activities                        5,123           (2,147)
                                                                     -----------      -----------

Cash Flows from Investing Activities:

     Additions to buildings and improvements                              (6,230)          (4,052)
     Increase in deferred costs                                             (490)          (1,127)
                                                                     -----------      -----------

     Cash (used in) investing activities                                  (6,720)          (5,179)
                                                                     -----------      -----------

Cash Flows from Financing Activities:

     Accounts and loans payable to general partners
        and affiliates                                                    (1,095)           3,409
     Restricted cash decrease                                              2,841            3,964
     Principal payments on mortgage note and other loans                     (82)             (74)
                                                                     -----------      -----------


         Net cash provided by financing activities                         1,664            7,299
                                                                     -----------      -----------

         Net increase (decrease) in cash and cash equivalents                 67              (27)

Cash and cash equivalents, beginning of period                               267              108
                                                                     -----------      -----------

Cash and cash equivalents, end of period                             $       334      $        81
                                                                     ===========      ===========

Supplemental disclosure of cash flow information:

     Cash paid for interest                                          $    11,376      $    11,168
                                                                     ===========      ===========

Non-Cash Investing and Financing Activities:

     A.  Deed in lieu of foreclosure - see Note 5

     B.  Related party debt forgiveness and modification- see Notes 3 and  4

                See notes to consolidated financial statements.

                                    6 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    General

      The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's annual report for the year ended December 31, 1995.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except as discussed in Notes 3, 4 and 5. Certain amounts have been reclassified to conform to the September 30, 1996 presentation. The balance sheet at December 31, 1995 was derived from audited financial statements at such date.

      The results of operations for the nine and three months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

2.    Accounting Change

      On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of ", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS has no effect on the Partnership's financial statements.

3.    Related Parties

      The Partnership incurred approximately $337,000 of property and asset management fees and approximately $134,000 of leasing and construction fees through February 28, 1996, payable to an affiliate of the general partner. As part of the sale of Fuji Loan, (described in Note 4), the Partnership agreed to retain new management and leasing agents for all of its properties. Effective March 1, 1996, the Partnership's properties are managed by Axiom Real Estate Management, Inc. and leasing activity is performed by the Galbreath Company, Newmark & Co. and Koll Company. These firms are not affiliates of the general partner.

      In connection with the sale of the Fuji Loan, Winthrop Financial Associates ("Winthrop") and certain of its affiliates entered into an agreement with the Investor Partnership, the Operating Partnership and an affiliate of Zeus Property LLC ("Zeus") with regard to amounts owed to Winthrop and its affiliates by the Investor Partnership and the Operating Partnership (the "Winthrop Debt Agreement"). Prior to this agreement, Winthrop and its affiliates were owed, in the aggregate, $47,161,000 by the Investor Partnership and the Operating Partnership. This amount is comprised of cash advances made by Winthrop to the Operating Partnership, as well as unpaid deferred fees related to the on-site management of the properties, asset management and syndication. This amount also includes accrued interest on these outstanding balances.


                                    7 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1996

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Related Parties (Continued)

      Under the Winthrop Debt Agreement, Winthrop and its affiliates contributed approximately $37,161,000 of the $47,161,000 to the Operating Partnership. The remaining $10,000,000 receivable has been evidenced by a promissory note issued by the Operating Partnership (the "Receivables Note") which is secured by a pledge of excess cash flow from 509 Fifth Avenue and 300 Park Avenue South and is payable only from those properties. Upon receiving consent of The Dime Savings Bank, the holder of the first mortgage, the Receivables Note is to be secured by second mortgages on 509 Fifth Avenue and 300 Park Avenue South. Winthrop then sold the Receivables Note to an affiliate of Zeus for a payment of $6 million in cash. The Receivables Note has an annual base interest rate of 6% and an additional annual contingent interest rate of 9%. Interest is payable only from available cash flow after payment of debt service on The Dime Savings Bank first mortgage. Interest, to the extent that it cannot be paid currently, accrues until the maturity of this Note on July 31, 1997.

      On October 17, 1996 the Partnership borrowed approximately $1,755,000 against the $19,550,000 credit line provided by Zeus.

4.    Debt Modification

      On February 28, 1996, Zeus purchased the existing debt held by the Fuji Bank Ltd. for $115 million. In connection with its purchase of the Fuji loan, Zeus agreed to grant the Operating Partnership certain concession (see "Item 2. Management Discussion and Analysis of Financial Condition").

5.    Deed in Lieu of Foreclosure


      A deed in lieu of foreclosure agreement was reached between the Operating Partnership and Sanwa Business Credit Corporation ("Sanwa") on January 15, 1996. Pursuant to the deed in lieu of foreclosure agreement, the Operating Partnership transferred title to the property located at 227 East 45th St. to Sanwa on January 24, 1996. In exchange, Sanwa released, as of the closing date, the Operating Partnership from all claims, demands, liabilities, obligations, actions and causes of any kind with regard to Sanwa, other than the second mortgage lien on 509 Fifth Avenue. The 509 Fifth Avenue second mortgage lien was subsequently released.

      As of year end, the balance related to the mortgage was approximately $16,628,000 which was secured by both 227 East 45th St. and 509 Fifth Avenue. In addition, the Sanwa note payable, which had an approximate $7,782,000 balance, was secured by both 227 East 45th St. and 509 Fifth Avenue. As a result of the above described transactions, the Operating Partnership has recognized an extraordinary gain of approximately $13,688,000. The property was stated at its fair value at December 31, 1995 as a result of a recorded write-down.


                                    8 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q-SEPTEMBER 30, 1996

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           This Item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

           Liquidity and Capital Resources

           The Partnership serves as the general partner of Nineteen New York Properties Limited Partnership (the "Operating Partnership"). All of the Operating Partnership's six remaining properties (the "Properties") are office buildings located in New York City. The Partnership's sole source of revenue is from distributions from the Operating Partnership and interest income on cash reserves. The Partnership is responsible for its operating expenses. The Operating Partnership receives rental revenue from tenants and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

           The Partnership and the Operating Partnership had $334,000 of cash and cash equivalents and $8,792,000 of restricted cash at September 30, 1996, as compared to $267,000 and $11,633,000, respectively, at December 31, 1995. Restricted cash includes amounts held in mortgage collateral accounts, restricted operating accounts, tenant security and utility deposits, and real estate tax escrows. The $67,000 increase in cash and cash equivalents at September 30, 1996, as compared to December 31, 1995, was due to $5,123,000 of cash provided by operating activities and $1,664,000 of cash provided by financing activities, which was substantially offset by $6,720,000 of cash used in investing activities. Cash used in investing activities consisted primarily of $6,230,000 of improvements to real estate, the majority of which were building improvements. Cash provided by financing activities consisted of a $2,841,000 decrease in restricted cash, $1,095,000 repaid to general partners and affiliates and $82,000 of mortgage principal payments.

           The Operating Partnership's only other source of liquidity is a $19,550,000 unsecured credit line provided by Zeus Property LLC ("Zeus"). This credit line can be used by the Operating Partnership to fund capital improvements and tenant lease-up costs at the Fuji Properties. However, any borrowings under this credit line are subject to Zeus' discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. On October 17, 1996 the Partnership borrowed approximately $1,755,000 against the Zeus credit line to pay for tenant improvements.

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


                                    9 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q-SEPTEMBER 30, 1996


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

           Liquidity and Capital Resources (Continued)

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

           In connection with the Modified Loan, loans in the form of cash advances and deferred fees that were made to the Partnership and the Operating Partnership by Affiliates of the General Partner were restructured. See Item 1, Note 4.

           After giving effect to the loan restructuring, the Operating Partnership's properties were encumbered by approximately $236,254,000 of principal amount of mortgage loans. The Partnership believes that current cash flow will be sufficient to fund the current debt service requirements on these loans until their maturity (December 31, 1997 with respect to the loans encumbering 300 Park Avenue South and 509 Fifth Avenue and February 28, 1998 with respect to the Fuji Properties). However, in the absence of a substantial improvement in the commercial rental market and the operations of the Properties, the Partnership will not be able to make the balloon payments due on these loans at maturity. Accordingly, if the Properties cannot be sold at prices sufficient to satisfy the debt, or the existing loans refinanced or modified, prior to their maturity, there is a substantial likelihood that some or all of the Properties will be lost through foreclosure. At present, it appears that the Partnership's original objective of capital appreciation will not be achieved and the Partnership's partners will not receive a return of a substantial amount of their original investment.

           On January 24, 1996, the Operating Partnership transferred the title to the property located at 227 East 45th St. to Sanwa Business Credit Corporation ("Sanwa") pursuant to a deed in lieu of foreclosure. In exchange, Sanwa released, as of the closing date, the Operating Partnership from all claims, demands, liabilities, obligations, actions and causes of any kind with regards to Sanwa, other than the second mortgage lien on 509 Fifth Avenue. The 509 Fifth Avenue second mortgage lien was released subsequent to the transfer of 227 East 45th St. to Sanwa.



                                    10 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q-SEPTEMBER 30, 1996


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

           Liquidity and Capital Resources (Continued)

           As part of the debt restructuring process, the Operating Partnership reviewed the Properties to determined whether they have suffered an impairment in value which is deemed to be other than temporary. The Partnership determined that, based upon current economic conditions and projected operational cash flows, the recovery of the carrying value of the Partnership's Properties was not likely. As a result, the Partnership wrote down its investment in the Properties by $22,500,000 in 1995 to their estimated fair value.

           There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment and individual rights (such as the American with Disabilities Act). The Partnership is unable to predict the extent, if any, to which such new legislation or regulation might occur and the degree to which such existing or new legislation or regulations might adversely affect the Partnership's liquidity and capital resources.

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



                                    11 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q-SEPTEMBER 30, 1996


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

           Results of Operations

           Nine Months ended September 30, 1996 vs.  September 30, 1995

           The Partnership generated a net loss before extraordinary gain of approximately $12.9 million for the nine months ended September 30, 1996, as compared to a net loss of approximately $11.6 million for the nine months ended September 30, 1995. The increase in net loss was due to a decrease in revenues which exceeded a decrease in expenses.

           Rental income decreased to approximately $32.7 million for the nine months ended September 30, 1996 as compared to approximately $37.3 million for the nine months ended September 30, 1995. Rental income was negatively impacted by the loss of the 227 East 45th property by approximately $2,340,000 coupled with a decrease in rental revenues at 757 Third Avenue and and 1372 Broadway of approximately $1,838,000 and $887,000, respectively, for the nine months ended September 30, 1996, as compared to 1995. These decreases were partially offset by an increase in rental income at 535 Fifth Avenue of approximately $576,000. The lower rental revenues were primarily the result of lower effective rental rates and decreased occupancy. All other properties remained relatively constant.

           Expenses for the nine months ended September 30, 1996, as compared to 1995, declined by approximately $3,600,000 partially as a result of the loss of the 227 East 45th property. The decreases in overall operating expenses (i.e., real estate taxes, payroll, utilities, repairs and maintenance) of $1,946,000, interest expense of approximately $928,000, management fees of $1,192,000 and general and administrative expenses of $255,000 were partially offset by increases in amortization expense of $429,000 and depreciation expense of approximately $292,000.

           Operating and interest expenses declined as a result of the 227 East 45th deed in lieu of foreclosure. Management fees declined due to the elimination of the asset management fee payable to a related party, the new management agreement (which changed the previous fee of 2.5% of cash receipts to a fixed fee) and the disposition of the 227 East 45th Street property. General and administrative expenses declined as a result of the loss of the 227 East 45th property and a decrease in legal expenses. Depreciation expense increased due to the depreciation of tenant improvements placed in service in the prior year. Amortization expense increased due to the increase in leasing commissions and the amortization of professional fees associated with the mortgage refinancing.

           The extraordinary gain was recognized because the outstanding mortgage indebtedness encumbering the 227 East 45th Street property exceeded the Partnership's carrying value of the disposed property.

           As of September 30, 1996 and 1995, the current portfolio's occupancy was 78% and 90%, respectively. During the first nine months of 1996, the Operating Partnership signed new, renewal, extension, and expansion leases with sixteen tenants totaling 75,297 square feet at rental terms comparable to buildings of similar quality in the market. This leasing activity only slightly offset the decline in occupancy.


                                    12 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q-SEPTEMBER 30, 1996


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

           Three Months ended September 30, 1996 vs.  September 30, 1995

           The Partnership generated a net loss of approximately $4.9 million for the three months ended September 30, 1996, as compared to a net loss of approximately $3.9 million for the three months ended September 30, 1995. The increase in net loss was due to a decrease in revenues which exceeded a decrease in expenses.

           Rental income decreased to approximately $10.3 million for the three months ended September 30, 1996 as compared to approximately $13.1 million for the three months ended September 30, 1995. Rental income was negatively impacted by the loss of the 227 East 45th property by approximately $840,000 coupled with a decrease in rental revenues at 757 Third Avenue, 545 Fifth Avenue and 1372 Broadway for the three months ended September 30, 1996, as compared to 1995. These decreases were partially offset by an increase in rental income at the Partnership's other Properties. The lower rental revenues were primarily the result of lower effective rental rates and decreased occupancy.

           Total expenses for the three months ended September 30, 1996, as compared to 1995, declined by $1,944,000 primarily as a result of the 227 East 45th deed in lieu of foreclosure. The decreases in overall operating expenses (i.e., real estate taxes, payroll, utilities, repairs and maintenance) of approximately $912,000, interest expense of $399,000, management fees of $517,000, amortization expense of $35,000 and depreciation expense of approximately $93,000 were slightly offset by an increase in general and administrative expenses of $12,000.

           Operating and interest expenses declined as a result of the loss of 227 East 45th property. Management fees declined as a result of the elimination of the asset management fee payable to a related party, the new management agreement (which changed the previous fee of 2.5% of cash receipts to a fixed fee) and the disposition of the 227 East 45th Street property. General and administrative expenses, amortization expense and depreciation expense remained relatively constant.


                                    13 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q-SEPTEMBER 30, 1996


Part II - Other Information


Item 6.   Exhibits and Reports on Form 8-K


       a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

       b) Reports on Form 8K:

          On September 23, 1996, a current report on Form 8-K was filed with respect to the Registrant's change of independent auditors.


                                    14 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q-SEPTEMBER 30, 1996



                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP


                                  BY:   TWO WINTHROP PROPERTIES, INC.
                                        MANAGING GENERAL PARTNER


                                        BY:  /s/ Michael L. Ashner
                                             ---------------------------------
                                             Michael L. Ashner
                                             Chief Executive Officer


                                        BY:  /s/ Edward V. Williams
                                             ---------------------------------
                                             Edward V. Williams
                                             Chief Financial Officer


                                    DATED:   November 18, 1996


                                    15 of 15