Form 10-K
period 1996-12-31
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1997-04-01
CIK 767411

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                       Securities Exchange Act of 1934

                                               Commission File
For the year ended December 31, 1996           Number  0-13500
                   -----------------                   -------

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
        -------------------------------------------------------------
           (exact name  of Registrant as specified in its charter)

       Massachusetts                                   04-2808184
---------------------------               -------------------------------------
  (State of organization)                   (IRS Employer Identification No.)

One International Place, Boston, Massachusetts                       02110
----------------------------------------------                     -----------
   (Address of principal executive offices)                        (Zip  Code)

Registrant's telephone number including area code: (617) 330-8600
                                                   --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to Section 12(g) of the Act:


                    Units of Limited Partnership Interest
                    -------------------------------------
                               (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing  requirements for the past 90 days.    Yes    X      No
                                                  -------     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this  Form 10-K.  [   ]

                                             (Cover Page Continued on next page)

Cover Page 2 of 2

No market exists for the limited partnership interests of the registrant, and, therefore, no aggregate market value can be computed.


                     Exhibit Index is located on Page ___

                     DOCUMENTS INCORPORATED BY REFERENCE

                                   - None -

                                       PART I
                                       ------

Item 1.  Business.
         --------

Organization
------------

     1626 New York Associates Limited Partnership (the "Partnership") was organized as a Massachusetts limited partnership under the Massachusetts Uniform Limited Partnership Act on December 6, 1983, for the purpose of owning a general partnership interest in, and serving as a general partner of, Nineteen New York Properties Limited Partnership (the "Operating Partnership"), a Massachusetts limited partnership. The Operating Partnership was organized on December 6, 1983 for the purpose of acquiring a diversified portfolio of nineteen commercial properties (the "Properties") located in New York City, from the John D. and Catherine T. MacArthur Foundation.

     The general partners of the Partnership (collectively, the "General Partners") are Two Winthrop Properties, Inc., a Massachusetts corporation ("Two Winthrop"), Winthrop Interim Partners I, A Limited Partnership, a Maryland limited partnership ("WIPI") and Linnaeus-Lexington Associates Limited Partnership, a Massachusetts limited partnership ("Linnaeus-Lexington"). Two Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation which in turn is wholly-owned by Winthrop Financial Associates, A Limited Partnership ("WFA"), a Maryland limited partnership. The general partners of WIPI are Two Winthrop and Linnaeus-Phoenix Associates Limited Partnership, a Massachusetts limited partnership ("Linnaeus-Phoenix"). See "Change in Control".

     The Partnership was initially capitalized with contributions totaling $2,500,019 from the General Partners. On October 13, 1984, the Partnership completed a private placement of 1,344 units of limited partnership interest (the "Units") at an aggregate purchase price of $336,000,000 pursuant to Regulation D under the Securities Act of 1933.

Description of Business
-----------------------

     The business of the Partnership is investing as a general partner in the Operating Partnership. The other general partner of the Operating Partnership is First Winthrop. The limited partners of the Operating Partnership are WFA and WFC Realty Co.,

Inc. ("WFC"), a Massachusetts corporation which is a wholly-owned subsidiary of First Winthrop.

The Properties

--------------

     In January 1984, the Operating Partnership acquired the Properties consisting of: (1) seventeen commercial office buildings and the land underlying such buildings located at 757 Third Avenue (the land was acquired in May 1984), 410 Park Avenue, 535 Fifth Avenue, 545 Fifth Avenue, 61 Broadway, 1372 Broadway, 366 Madison Avenue, 1697 Broadway, 509 Fifth Avenue, 300 Park Avenue South, 227 East 45th Street, 134 West 29th Street, 218-220 Fifth Avenue, 31-33-39 West 34th Street, 271 Church Street, 136-20 Roosevelt Avenue and 345 Adams Street; (2) the 15 Columbus Circle building and a leasehold interest in the ground underlying such building; and (3) the ground underlying another office building located at 450 Park Avenue.

     The Operating Partnership financed the acquisition of the Properties primarily through (a) the $336,000,000 raised from Limited Partners of the Partnership, (b) the assumption of existing mortgage loans, and (c) the placement of the $330,000,000 loan from General Electric Pension Trust ("GEPT"), which has been refinanced.

     As of December 31, 1996, the remaining Properties in which the Operating Partnership owned an interest consisted of six commercial buildings and the land underlying them, including 757 Third Avenue, 535 Fifth Avenue, 545 Fifth Avenue, 1372 Broadway, 509 Fifth Avenue and 300 Park Avenue South. From 1984 through 1992, the Operating Partnership sold seven of its properties and exchanged two other properties for the land underlying The 15 Columbus Circle Building, which land and building were subsequently transferred to GEPT pursuant to a consensual bankruptcy plan in full satisfaction of the loan encumbering the property. The Operating Partnership sold one additional property in 1993 and conveyed its 227 East 45th Street property to a designee of the lender by a deed in lieu of foreclosure in the first quarter of 1996. The Operating Partnership currently is negotiating for the sale of 1372 Broadway. See "Property Matters"

Property Matters
----------------

      A. Sales/Dispositions
         ------------------

     227 East 45th Street - During 1995, the Partnership concluded that the debt securing the property was substantially greater than the value of the property. As a result, on January 15, 1996 the Partnership and Sanwa Business Credit Corporation ("Sanwa"), the lender holding the mortgage on the property, agreed that in exchange for the delivery by the Partnership of a deed in lieu of foreclosure to a designee of Sanwa, Sanwa would release the Partnership from any liabilities or obligations associated with the mortgage loan on 227 East 45th Street and would release its second mortgage on the 509 Fifth Avenue property for no additional consideration. The Operating Partnership transferred title to the property to Sanwa on January 24, 1996. As required by the terms of the January 15 agreement, Sanwa released the Operating

Partnership, as of the closing date, from all claims, demands, liabilities, obligations, actions and causes of any kind with regard to the Sanwa loan, other than the second mortgage on 509 Fifth Avenue, which second mortgage was subsequently released. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note-5."

      B. Loan Restructuring.
         ------------------

     The Fuji Loan - 535 Fifth Avenue, 545 Fifth Avenue, 1372 Broadway and 757 Third Avenue. Over the course of time, it became apparent to the Operating Partnership and The Fuji Bank, Ltd. ("Fuji"), the holder of the mortgage debt encumbering 535 and 545 Fifth Avenue, 1372 Broadway and 757 Third Avenue (the "Fuji Properties"), that the reserves established to fund improvements and operating deficits under the restructured Fuji loan would be exhausted, and the Fuji loan would go into default, as early as 1996. Early in 1995, the Operating Partnership began marketing for sale of 535-545 Fifth Avenue. A sale at the price established by the General Partners would have accomplished, among other goals, a reduction in the loan balance, a reduction in the monthly drain on reserves and delay a default on the remaining loan balance until 1997. In April 1995, Fuji noted in a letter to the Partnership its belief that the reserves would be depleted in early 1996. Over the following months, the Operating Partnership continued to market 535-545 Fifth Avenue and also began pursuing discussions with Fuji aimed at restructuring the debt to continue to preserve the Partnership's interest in the remaining Fuji Properties. By September of 1995, the Operating Partnership had not received interest at a price sufficient to conclude a sale of the property and terminated its marketing efforts on 535-545 Fifth Avenue. At this point, the Operating Partnership also evaluated a bankruptcy strategy; however, restrictions in the applicable loan documents gave the Operating Partnership's lenders effective control over substantially all of the Operating Partnership's cash and cash flow, so that neither the Operating Partnership nor the Partnership had sufficient reserves to fund a bankruptcy reorganization.

     Based on its belief of an impending default on the Fuji loan, Fuji began formally soliciting third-party offers for the loan in late September 1995. Fuji's decision to sell the loan effectively put an end to further discussions with Fuji regarding a restructuring of the loan. At that time, the loan had a principal balance of approximately $207 million, plus accrued interest of approximately $40 million. The Fuji loan accrued interest at fixed annual interest rate of 9.69%, but required payments to be made at a rate of 6.5% per annum (scheduled to increase to 7.5% on January 1, 1998). The Fuji loan was scheduled to mature in January 2001.

     Among other bidders, a venture comprised of Apollo Real Estate Advisors, L.P. ("Apollo"), an affiliate of the General Partners, and Emmes Ventures, Inc. ("Emmes") submitted a proposal to purchase the Fuji loan. After a period of negotiations, the Apollo/Emmes proposal to purchase the Fuji loan was accepted. Zeus Property LLC ("Zeus"), a newly-organized limited liability company owned by affiliates of Apollo and Emmes, purchased the loan for $115 million on

February 28, 1996.  See "Change in  Control" below.

     In connection with its purchase of the Fuji loan, Zeus  agreed to grant the
Operating Partnership certain concessions.   The Operating Partnership obtained
a reduction in the current interest required to be paid under the modified loan which, based on current projections, would greatly reduce the likelihood of monetary default under the loan prior to February 28, 1998, the new maturity date for a portion of the loan. Zeus also arranged to provide the Operating Partnership with additional financing of up to $19.5 million to be extended on an unsecured, non-recourse basis to be used for capital improvements and tenant lease-up costs to the Fuji Properties. The amount to be loaned and the costs to be funded are each within the discretion of Zeus. At

December 31, 1996, the Partnership had borrowed approximately $2,900,000 under this credit line. As part of the restructuring of the Fuji loan, each Fuji Property was conveyed by the Operating Partnership to separate newly-created limited liability companies indirectly wholly-owned by the Operating Partnership and its partners.

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

     In the absence of a substantial improvement in the commercial rental market and the operation of the Fuji Properties, the Partnership is not expected be able to meet its financial obligations on the Modified Loan beyond March 15, 1998. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the ability of the Partnership to make distributions to its partners. The principal benefit of the Modified Loan to the Operating Partnership is a substantial reduction in current debt service requirements through February 1998. The only current debt service payments required to be made under the Modified Loan for this two-year period are the interest payments on the Secured A Notes.
Interest on all other components of the Modified Loan are payable to the extent of available cash flow from the Fuji Properties and otherwise accrue until sufficient cash flow is available for payment. On February 28, 1998, the

Secured A Notes are due and
payable in full, unless extended at Zeus' option. In addition, a mandatory prepayment of $25 million against the Secured B Notes is required to be made on March 15, 1998, and the Fuji Properties will be required to meet a Value to
Loan test of 125% coverage.   As a result of the modification, the likelihood of
a monetary default has been deferred from 1996 to 1998. Consequently, the negative tax consequences associated with a foreclosure or other transfer of the Fuji Properties is likely to be deferred for two years.

     In exchange for this deferral, and for the credit facility of $19.5 million available for capital improvements and tenant leasing costs, the Operating Partnership has agreed to modify certain of the remedy provisions which would apply after a default. Essentially, these provisions have the effect of facilitating and expediting a transfer of the Fuji Properties in the event of a default. Further, the Modified Loan grants Zeus the right to require a transfer of one or more of the Fuji Properties at any time after March 15, 1998 or immediately in the event Zeus delivers to the Operating Partnership a letter from an acceptable law firm to the effect that such transfer will not result in any cancellation of indebtedness income to the Operating Partnership. See "Subsequent Events" below for information with respect to the possible sale of 1372 Broadway. As described below, the Operating Partnership also consented to the replacement of Winthrop Management as the managing and leasing agent for the properties and the appointment of new third-party management and leasing agents. See "Property Management".

     The Receivables Loan - 300 Park Avenue South and 509 Fifth Avenue. In connection with the Modified Loan, certain affiliates of the General Partners (collectively, the "Affiliates") entered into an agreement with the Operating Partnership, the Partnership and an affiliate of Zeus with regard to amounts owed to the Affiliates by the Operating Partnership and the Partnership (the "Winthrop Debt Agreement"). Prior to the entering into of this agreement, the Affiliates were owed in the aggregate approximately $46.6 million by the
Operating Partnership and the Partnership.   This amount was comprised of cash
advances made to the Partnership and the Operating Partnership in order to fund operating deficits and also includes accrued interest on outstanding balances as well as unpaid deferred fees related to the on-site management of the properties, asset management and syndication. Under the Winthrop Debt Agreement, the Affiliates contributed approximately $36.6 million of the $46.6 million to the Operating Partnership. The remaining $10 million receivable was evidenced by a promissory note (the "Receivables Note") issued by the Operating Partnership which is secured by a pledge of the excess cash flow from 509 Fifth Avenue and 300 Park Avenue South and is payable only from those properties. See "The Dime Loan" below. The Receivables Note was then sold to an affiliated of Zeus for a payment of $6,000,000. The Receivables Note has an annual base interest rate of 6% and an
additional annual contingent interest rate of 9%.   Interest is payable only

from available cash flow after payment of debt service on the Dime Loan. Interest, to the extent it cannot be paid currently, accrues until the maturity of the Receivables Note on July 31, 1997.

     The Dime Loan - 300 Park Avenue South and 509 Fifth Avenue. With respect to 509 Fifth Avenue, the loan made by Dime was in the original principal amount of $8,000,000. This loan bears interest at a rate of 9.375% per annum, is being amortized over a 25-year period, matures on August 24, 1997 and had an outstanding principal balance of $7,289,000 at December 31, 1996. In June 1992, the Operating Partnership discontinued making its debt service payments on the mortgage loan with respect to 300 Park Avenue South. The lender, Dime, served the Operating Partnership with a notice of default in June 1992 and accelerated the payments due under the mortgage loan in August 1992. A $650,000 certificate of deposit was pledged as partial security for the 300 Park Avenue South mortgage. This collateral interest was taken by Dime in September, 1992 as a result of the Operating Partnership's default. Although Dime initiated foreclosure proceedings, it continued to engage in discussions with the Operating Partnership to restructure the Dime Loan as it relates to 300 Park Avenue South and on January 20, 1993 an agreement was reached to restructure the Dime Loan based on the terms described below. At present, the Partnership is attempting to refinance or restructure the Dime loan. There can be no assurance, however, that the Dime loan can be refinanced or restructured on favorable terms or at all.

     The Dime Loan balance with respect to 300 Park Avenue South (after taking into account the application of the $650,000 reserve referred to above) remained at $11,882,140 and the loan maturity date was extended from August 31, 1997 to December 31, 1997, with the Operating Partnership having an option to extend the term an additional four years. This option may be exercised by the Operating Partnership if no event of default exists and if one of the following two conditions are met:

      (i) The Dime Loan balance is no greater than 80% of the appraised value of 300 Park Avenue South as of December 31, 1997; or

      (ii) A guaranty of debt service payments up to a maximum amount of $1,750,000 from a viable entity (as determined by Dime) or a $1,750,000 letter of credit is provided to Dime.

     The interest rate of 9.5% and pay rate of interest only plus amortization payments (based on a 30-year amortization) are reduced as follows:

           Period            Interest Rate         Pay Rate
           ------            -------------         --------

     5/01/92 - 12/31/92          0%                   0%
     1/01/93 - 12/31/95          8%                   6%
     1/01/96 - 12/31/97          8%                   8%

     The percentages shown are based on a percentage of the  $11,882,140 loan balance and the difference between the pay rate and the interest rate will accrue without interest. If the Dime Loan is extended as discussed above, the interest rate will equal the four-year U.S. Treasury Note rate plus 2% with payments adequate to amortize the principal amount over 25 years, with total unpaid principal and interest due and payable on December 31, 2001.

     Reserves of $1,625,000 were established at closing and consisted of (i) $84,749 net cash flow provided by this Property's operations since the default on the Dime Loan and (ii) $1,540,251 funded by the Operating Partnership from the proceeds of a loan made by WFA to the Operating Partnership (collectively, the "Dime Reserves"). At closing, $163,974 of the Dime Reserves were applied to pay for closing costs. Subsequent to closing and through December 31, 1995, the Dime Reserves could have been used to fund capital improvements, tenant improvements and leasing commissions (the "Dime Property Capital Expenditures") to the extent net income after debt service is not sufficient. From January 1, 1996 through maturity, the Dime Reserves may be used to pay Dime Property Capital Expenditures and debt service to the extent that net income is not sufficient. Dime has a security interest in the Dime Reserves and other operating accounts of the Operating Partnership with respect to 300 Park Avenue
South.   Upon repayment in full of the Dime Loan, any remaining Dime

Reserves may be retained by the Operating Partnership. As of December 31, 1995, all of the Dime Reserves had been spent.

     The Dime Loan plus accrued interest will become due in full at maturity or upon a refinancing or sale of 300 Park Avenue South. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Operating Partnership's ability to satisfy the Dime Loan at maturity. Any remaining proceeds after repayment of the Dime Loan will be retained by the Operating Partnership. The Operating Partnership may also retain any monthly net cash flow (defined as revenue less operating expenses, debt service and capital expenditures), if, among other things, (i) 300 Park Avenue South has adequate funds to pay the following month's debt service and operating expenses, and (ii) 300 Park Avenue South is 80% occupied or the Dime Reserve has adequate funds to pay for leasing commissions and tenant improvements to reach 80% occupancy. However, it is anticipated that any excess cash flow will needed to make payments on the Receivables Loan. See "The Receivables Loan" above. During 1994 the Operating Partnership retained $346,701 of such cash flow, which was applied to the Winthrop Loan. No cash flow amounts were applied to the Winthrop Loan in 1995 or 1996.

     The Operating Partnership and WFA had provided Dime with a guaranty of the payment of Dime's debt service from January 1, 1993 through December 31, 1995 to the extent net income is not sufficient, up to a total liability of $1,250,000. No payments were required under this guaranty.

      C. Subsequent Events
         -----------------

     1372 Broadway - In March 1997, Zeus informed the Partnership that it was exercising its rights under the Modified Loan to cause the Operating

Partnership to sell 1372 Broadway to an unaffiliated third party. The Partnership has been advised that the letter required to be delivered from an acceptable law firm that provides that such a sale will not result in any cancellation of indebtedness income to the Partnership will be forwarded shortly. The Partnership, Zeus and the purchaser are negotiating a Purchase and Sale contract for the property. There can be no assurance, however, that the required letter will be delivered or that a mutually acceptable Purchase and Sale Agreement will be negotiated. In the event the property is sold, all of the proceeds from such sale will be required to be used to partially satisfy the Modified Loan.

Deferred Purchase Price
-----------------------

     In connection with the acquisition of the Properties, the Operating Partnership agreed to make deferred payments to the seller in future years equal to 6% of the gross proceeds of certain refinancings, sales or transfers of any of the Properties or equal to the fair market value of any Properties not disposed of by January 18, 2006. At the time of the acquisition of the Properties, the Operating Partnership estimated this liability at $25,296,177 based on the cash portion of the purchase price paid at that time. In connection with the various refinancings and sales which have occurred in 1990, as well as the payments of $22,705,703 already made to the seller as a Deferred Purchase Price, the total liability is now estimated to be $1,497,612.

Winthrop Funding
----------------

     In 1985, the Partnership obtained a 99.99% interest in Winthrop Funding for $99.99 and also contributed to Winthrop Funding the final installment of the Investor Notes in the aggregate amount of $42,998,592. Winthrop Funding issued zero coupon bonds in the face amount of $40,850,000 at a discount of $21,367,818 with the final installment of the Investor Notes pledged as collateral. As of March 1992, Winthrop Funding collected the entire amount of the last installment of the Investor Notes except for $68,542 which remains outstanding as of December 31, 1996. As of May 1992, Winthrop Funding paid the entire face amount of the zero coupon bonds to the bondholders.

Employees
---------

     As of December 31, 1996, the Partnership did not have any employees. Services are generally performed for the Partnership by the General Partners and their affiliates and agents retained by them. Other services are performed for the Operating Partnership by affiliates and agents retained by the Operating Partnership.

Property Management
-------------------

     From 1985 until March 1996, Winthrop Management (a Massachusetts general partnership and an affiliate of WFA) or its affiliates performed the day to day management services for the Properties, including preparation of operating budgets, collection of rents, repairs and maintenance, advertising, maintenance of records, maintenance of insurance and financial reporting. See
Item 13, "Certain Relationships and Related  Transactions."

     As part of the sale and restructuring of the Fuji loan, the Operating Partnership agreed to retain new management and leasing agents for all of its properties. On March 1, 1996, the Operating Partnership's properties began being managed by Axiom Real Estate Management, Inc. (an affiliate of Grubb & Ellis Company) and leasing activity will be performed by the Galbreath
Company, Newmark & Co. and Koll Company. These firms are neither affiliated with WFA nor Apollo, Emmes or Zeus, except that Apollo is a minority stockholder of Koll. The terms of these contracts are at market rates. The Operating Partnership is not permitted to change the management agent or leasing agents unless these parties are in default of their obligations under their respective agreements and the Operating Partnership shall have submitted to Zeus a suitable replacement candidate(s), acceptable to Zeus. One effect of this is to terminate the payment of all management or leasing fees to the General Partners and their affiliates by the Operating Partnership, the Partnership or the properties. The Partnership will receive from the Properties up to $240,000 as reimbursement for Partnership expenses.

Insurance
---------

     The Partnership maintains property and liability insurance on the Properties which it believes to be adequate.

Change in Control
-----------------

     Until December 22, 1994, the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), which was the sole general partner of WFA, was Arthur J. Halleran, Jr. On December 22, 1994, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty") pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the then senior management of WFA. W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty and WFA acquired the general partner interest in Linneaus-Lexigton.

     As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty, which is the sole general partner of Linnaeus and, which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995,

Londonderry II, an affiliate of Apollo, became the controlling entity of Two Winthrop and WIPI. In connection with the transfer of control, the officers and directors of Two Winthrop and WIPI resigned and Londonderry II appointed new officers and directors. See Item 10, "Directors and Executive Officers of Registrant."

Item 2.  Properties.
         ----------

     The Partnership does not own any interest in real property other than its general partnership interest in the Operating Partnership. The Operating Partnership does not own any interests in real property other than the Properties, which are described under the caption "The Properties" in Item 1 above and below.

757 Third Avenue. The property consists of a 27-story office building containing approximately 468,327 rentable square feet of space and approximately 24,567 square feet of land. The property is located at the northeast corner of Third Avenue and East Forty-Seventh Street in midtown Manhattan and is used principally by telecommunications, law, financial and retail firms. Planned capital improvements at the property include cooling tower upgrade and tenant improvements.

     MCI Telecommunications, a telecommunications company, leases approximately 71,064 square feet (15% of the total space). The lease expires on March 31, 1997 and the total annualized rent payable by MCI was $2,379,416, for the year ended December 31, 1996. The tenant has two individual 5-year options to renew.
The Partnership has been informed that MCI will be vacating its space upon expiration of its initial lease term.

     Instinet, a computer trading firm, leased approximately 48,311 square feet (10% of total space) in 1996. Instinet has extended the lease as to 31,000 square feet for a period to expire July 31, 1998. The total annualized rent paid by Instinet for the year ended December 31, 1996 was $1,532,341.

     At present, leases are currently being negotiated that, if entered into, would cover all of the space vacated by MCI and Instinet. There can be no assurance, however, that such leases will be entered into.

     The following table sets forth the occupancy rates for the last five years and the associated gross rental per square foot amount, as footnoted.


                              Percentage         Average Annual Total
                              Occupancy          Gross Rental Per SF
            Year              Rate(l)            of Occupied Space (2)
            ----              --------           ---------------------
            1992                92%                   46.59
            1993                94%                   42.52
            1994                95%                   42.93
            1995                98%                   38.34
            1996                87%                   34.66



(1) Occupancy rates are based on December 31 of indicated year and are not yearly averages.

(2) Calculated using operating revenues, including rent escalations and other revenues, for the entire year divided by the total square footage of occupied space (based on the occupancy rates reported in this table).

     The following table sets forth certain information concerning lease expirations (assuming no renewals for this property for the period from January 1, 1997 through December 31, 2006).

        Number of      Aggregate SF  Annualized       Percentage
        Tenants Whose  Covered by    Rental for       of Total
        Leases         Expiring      Leases           Annualized
        Expire         Leases        Expiring         Rental (1)
        ------         ------        --------         ----------

1997     4              111,172      $ 3,944,575          31%
1998     6               40,607        1,364,510          11%
1999     4               41,411        1,782,382          14%
2000     3               12,395          359,742           3%
2001     4               12,499          461,406           4%
2002     4               51,760        2,217,749          17%
2003     5               22,716          952,376           7%
2004     0                    0                0           0%
2005     1               11,740          359,332           3%
2006     2               76,994        1,184,472           9%

(1) Based on actual base rent plus increase from various escalation provisions as of December 31, 1996.

535 Fifth Avenue. The property consists of a 36-story multi-tenant building containing approximately 292,266 rentable square feet of space and approximately 16,545 square feet of land. The property is located on the northeast corner of Fifth Avenue and

East 44th Street. The space is principally leased by personnel, law, banking, retail and accounting firms. Planned capital improvements at the property include base building work and facade upgrade.

     The Chase Manhattan Bank, a financial institution, has a lease for 31,300 square feet (10.7% of the total space). This lease expires on January 31, 2005, and the total annualized rent payable by Chase was $1,000,000, for the year ended December 31, 1996. The tenant does not have an option to renew.

    The following table sets forth the occupancy rates for the last five years and the associated gross rental per square foot amount, as footnoted.

                   Percentage             Average Annual Total
                   Occupancy               Gross Rental Per SF
    Year           Rate(1)               of Occupied Space (2)
    ----          ---------              ---------------------
    1992            66%                        36.30
    1993            66%                        31.75
    1994            73%                        29.14
    1995            79%                        28.87
    1996            89%                        25.60


   (1) Occupancy rates are based on December 31 of indicated year and are not yearly averages.

   (2) Calculated using operating revenues, including rent escalations and other revenues, for the entire year divided by the total square footage of occupied space (based on the occupancy rates reported in this table).


     The following table sets forth certain information concerning lease expirations (assuming no renewals for this property for the period from January 1, 1997 through December 31, 2006).


        Number of      Aggregate SF  Annualized       Percentage
        Tenants Whose  Covered by    Rental for       of Total
        Leases         Expiring      Leases           Annualized
        Expire         Leases        Expiring (1)     Rental (1)
        ------         ------        ------------     ----------

1997     5               15,521      $   496,220           7%
1998     3                2,304           59,157           1%
1999     7               11,163          303,176           4%
2000     4               33,193          939,720          13%

2001     2                2,427           63,096           1%
2002     3                7,775          187,699           3%
2003     3               23,227          648,762           9%
2004     3                8,035          182,690           3%
2005     7               47,204        1,572,664          22%
2006     2                8,094          201,100           3%

  (1) Based on actual base rent plus increases from various escalation provisions as of December 31, 1996.

1372 Broadway. The property consists of 12- and 21-story sections in a multi-tenant building containing approximately 542,364 rentable square feet of space and 29,040 square feet of land. The property is located on the northeast corner of Broadway and 37th Street is in the New York City garment district and is principally leased by garment, banking, and retail firms. Planned capital improvements at the property include base building work and elevator modernization.

     Capital-Mercury Shirt Corporation, an apparel manufacturer, leases 64,122 square feet (11.8% of total space). The lease expires on July 31, 2005 and the total annualized rent payable by Capital-Mercury was $1,173,700 for the year ended December 31, 1996. The tenant does not have an option to renew.

     NationsBank, a financial institution, leases 55,232 square feet (10.2% of total space). The bank's lease expires on July 31, 2000 and the total rent paid by the bank was $1,235,788, for the year ended December 31, 1996. The tenant has a 10-year renewal option.

     Ann Taylor, a women's clothing company, leases 58,983 square feet (10.9% of the total space). Ann Taylor's lease expires July 31, 2010 and the total rent paid by the clothing company for the year ended December 31, 1996 was $1,169,124. There are no options to renew under this lease.

     The following table sets forth the occupancy rates for the last five years and the associated gross rental per square foot amount, as footnoted.

                   Percentage             Average Annual Total
                   Occupancy               Gross Rental Per SF
    Year           Rate(1)               of Occupied Space (2)
    ----          ---------              ---------------------
    1992            89%                       $21.27
    1993            96%                        20.85
    1994            93%                        21.32
    1995            96%                        23.83
    1996            89%                        19.76

  (1) Occupancy rates are based on December 31 of indicated year and are not yearly averages.


  (2) Calculated using operating revenues, including rent escalations and other revenues, for the entire year divided by the total square footage of occupied space (based on the occupancy rates reported in this table).

     The following table sets forth certain information concerning lease expirations (assuming no renewals for this property for the period from January 1, 1997 through December 31, 2006).


        Number of      Aggregate SF       Annualized       Percentage
        Tenants Whose  Covered by         Rental for       of Total
        Leases         Expiring           Leases           Annualized
        Expire         Leases             Expiring(1)      Rental (1)
        ------         ------             -----------      ----------

1997     0                  0         $         0              0
1998     2              2,847              83,332              1%
1999     4              4,770              79,778              1%
2000     3             74,847           1,938,215             18%
2001     0                  0                   0              0%
2002     6             56,138             504,463              5%
2003     1             20,500             426,916              4%
2004     0                  0                   0              0%
2005     2             99,402           1,874,840             17%
2006     2              7,527             446,520              4%

  (1) Based on actual base rent plus increase from various escalation provisions as of December 31, 1996.

545 Fifth Avenue. The property consists of a 13-story multi-tenant building containing 173,878 rentable square feet of space and approximately 12,575 square feet of land. The property is located on the southeast corner of Fifth Avenue and East 45th Street. The space is principally leased by post production, communication and retail firms. Planned capital improvements at the property include base building work. The property's book value and gross revenues contribute less than 10 percent to the total assets and revenue of the registrant and its consolidated subsidiaries.

509 Fifth Avenue. The property consists of a 12-story building containing 53,800 rentable square feet of space and 4,625 square feet of land. The property is located between East 42nd and 43rd streets in midtown Manhattan. The space is used by banking and retail businesses. The property's book value and gross revenues contribute less than 10 percent to the total assets and revenue of the registrant and its consolidated subsidiaries. Planned capital improvements at the property include elevator cab rehabilitation.

300 Park Avenue South. The property consists of a 14-story multi-tenant office building containing approximately 176,895 rentable square feet of space and
11,406 square feet of land.   The property is located on the northeast corner of
Park Avenue  South and East 22nd in the Gramercy Park area of Manhattan.  The space is used by a variety of businesses, including, publishing, personnel and modeling agencies. The property's book value and gross revenues contribute less than 10 percent to the total assets and revenue of the registrant and its consolidated subsidiaries. Planned capital improvements at the property include sidewalk restoration.

 Item 3. Legal Proceedings.

     To the best of the General Partners' knowledge, as of December 31, 1996, there are no material pending legal proceedings to which the Partnership or the Operating Partnership is a party or to which any of their properties are subject.

 Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the period covered by this report.

                                    PART II

 Item 5.     Market for Registrant's Common Equity and Related Stockholder
             Matters.

     There is no public trading market for the Units of limited partnership interest in the Partnership. Trading is infrequent and occurs only through private transactions. Furthermore, transfers of Units are subject to significant limitations contained in the Partnership's partnership agreement including a requirement that the General Partners consent to the transfer, which consent may be granted or withheld in the sole discretion of the General Partners. A copy of the Partnership's partnership agreement (the "Partnership Agreement") was filed as Exhibit 3 to the Registration Statement.

     As of March 1, 1997, there were 1,181 holders of 1,339 Units.

     The Partnership Agreement provides that Cash Flow (as defined therein) will be distributed to the partners in specified proportions at reasonable intervals during the fiscal year, but in any event no less often than 90 days after the close of each fiscal year. There are no restrictions under the Partnership Agreement on the Partnership's present or future ability to make distributions of cash flow. The Partnership, at the sole discretion of the General Partners, may retain all or any portion of the Partnership's net distributable cash flow to the extent deemed necessary to cover anticipated expenses and to provide reserves for unexpected future property and Partnership financial needs. Cash flow distributed to partners will be net of any such amounts so retained. The Partnership did not make any cash distributions in 1996, 1995 or 1994. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information with respect to the Partnership's ability to make distributions in the future.

 Item 6. Selected Financial Data.

     The following represents selected financial data for Registrant for the years ended December 31, 1996, 1995, 1994, 1993 and 1992. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                                  For the Year Ended December 31,
                                  -------------------------------
                             1996       1995      1994       1993        1992
                             ----       ----      ----       ----        ----
                                  (in thousands except per unit data)

Total Revenues           $ 45,403  $  49,525  $  50,227  $  53,373   $  65,587

Total Expenses             64,531     88,733     63,858     68,436      94,781

Loss Before Gain(Loss)
  on Sales                (19,128)   (39,208)   (13,631)   (15,063)    (29,094)


Gain(Loss) on Sale of
  Properties/Interest
  in Joint Venture            --         --          --      1,403      (2,826)

Net Loss Before
  Extraordinary Gain      (19,128)   (39,208)   (13,631)   (13,660)    (31,920)

Extraordinary Gain         14,419         --          --    40,091         --

Net Income (Loss)        $ (4,709) $ (39,208) $ (13,631) $  26,431   $ (31,920)
                         ========  =========  =========  =========   =========
Net (Loss) Income
  per Unit of
  Limited Partnership
  Outstanding            $ (5,740) $ (27,747) $  (9,997) $  17,731   $ (22,682)

Total Assets              163,647    178,713    214,670    223,715     283,083

Total Liabilities (1)     287,429    334,948    331,697    337,854     423,653

Investment in Joint
  Ventures Total
  Deficit (2)            $123,782  $ 156,235  $(117,027) $(114,139)  $(140,570)

-------------

  (1) Total Liabilities includes long-term debt net of unamortized discount of $320,415,000, $252,658,000, $251,641,000, $250,681,000 and $224,342,000
       for the years 1992, 1993, 1994, 1995 and 1996 respectively.

  (2) Does not include receivables represented by Investor Note installments totaling $68,542 at December 31, 1992, 1993, 1994, 1995 and 1996. Such
       installments are credited to capital upon actual receipt.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations

          This Item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

          Liquidity and Capital Resources

          The Partnership serves as the general partner of Nineteen New York Properties Limited Partnership (the "Partnership"). All of the Partnership's six remaining properties (the "Properties") are office buildings located in New York City. The Registrant's sole source of revenue is from distributions from the Partnership and interest income on cash reserves. The Registrant is responsible for its operating expenses. The Partnership receives rental revenue from tenants and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

          The Registrant and the Partnership had $125,000 of cash and cash equivalents and $9,406,000 of restricted cash at December 31, 1996, as compared to $267,000 and $11,633,000, respectively, at December 31, 1995. Restricted cash includes amounts held in mortgage collateral accounts, restricted operating accounts, tenant security and utility deposits, and real estate tax escrows. The $142,000 decrease in cash and cash equivalents at December 31, 1996, as compared to December 31, 1995, was due to $8,412,000 of cash used in investing activities and $4,861,000 of cash used in operating activities, which were substantially offset by $13,131,000 of cash provided by financing activities. Cash used in investing activities consisted primarily of $7,549,000 of improvements to real estate, the majority of which were building improvements. Cash provided by financing activities consisted of the accrual of $11,138,000 of interest on mortgage notes payable, $2,892,000 in borrowings against the unsecured line of credit, and $786,000 of accrued and unpaid interest on the Receivables Note. In addition, Registrant used $1,829,000 of cash provided by financing activities for principal payments on mortgage notes to affiliates. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

          The Partnership's only other source of liquidity is a $19,550,000 unsecured credit line provided by Zeus. This credit line can be used by the Partnership to fund capital improvements and tenant lease-up costs at the Fuji Properties. However, any borrowings under this credit line are subject to Zeus' discretion. Accordingly, it is possible that the Partnership may not be able to borrow against this credit line each time it deems it necessary. As of December 31, 1996, the outstanding borrowings against the unsecured credit line were $2,892,000.

          On February 28, 1996, Zeus purchased the existing debt held by Fuji for $115 million. See Item 1, AProperty Matters" and Item 8, AConsolidated Financial Statements and Supplementary Data", Notes 3 and 4, for a description of the terms and conditions of the current loans encumbering Registrant's Properties. The Registrant has maturing mortgage debt, totaling approximately $29,000,000 plus accrued interest due in 1997, approximately $103,000,000 due February 28, 1998 and a $25,000,000 mandatory principal payment due March 15, 1998. The Registrant is attempting to refinance or restructure the 1997 liabilities. However, based on the current value of the Properties it is highly unlikely the Registrant will be able to meet its 1998 obligations. Accordingly, it appears there is a substantial likelihood that some or all of the Properties will be lost through foreclosure in 1998. This raises substantial doubt about the Partnerships' ability to continue as a going concern.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

          It appears that the Registrant's original objective of capital appreciation will not be achieved and the Registrant's partners will not receive a return of their original investment.

          In January 1996, the Partnership transferred the title to the property located at 227 East 45th Street to Sanwa Business Credit Corporation ("Sanwa") pursuant to a deed in lieu of foreclosure. In exchange, Sanwa released, as of the closing date, the Partnership from all claims, demands, liabilities, obligations, actions and causes of any kind with regards to Sanwa. As a result of the above described transactions, the Partnership recognized an extraordinary gain on the transfer of 227 East 45th Street of $14,419,000 in 1996.

          As part of the debt restructuring process, the Partnership reviewed the Properties to determine whether they have suffered an impairment in value which is deemed to be other than temporary. The Partnership determined that, based upon current economic conditions and projected operational cash flows, the recovery of the carrying value of the Partnership's Properties was not likely. As a result, the Partnership wrote down its investment in the Properties by $22,500,000 in 1995 to their estimated fair value.

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

          Real Estate Market

          The income and expenses of operating the Properties owned by the Partnership are subject to factor's outside its control, such as the over-supply of similar properties, increases in unemployment, population shifts, or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in rental rate increases due to market conditions. In addition, there are risks inherent in owning and operating office buildings because such properties are labor intensive and are susceptible to the impact of economic and other conditions outside the control of the Registrant.

          Results of Operations

          1996 compared to 1995

          The Registrant generated a net loss before extraordinary gain of approximately $19.1 million for the year ended December 31, 1996, as compared to a net loss of approximately $39.2 million for the year ended December 31, 1995. The decrease in net loss was due to the loss due to permanent impairment recorded in 1995.

          Base rent and rent escalations (collectively "rental income")

          decreased to approximately $44.8 million for the year ended December 31, 1996 as compared to approximately $48.6 million for the year ended December 31, 1995. Rental income was negatively impacted by the loss of the 227 East 45th property by $3,125,000, coupled with a decrease in rental income at 757 Third Avenue and 1372 Broadway of $1,992,000 and $1,236,000, respectively, for the year ended December 31, 1996, as compared to 1995.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

          These decreases were partially offset by an increase in rental income at 535 Fifth Avenue of $1,075,000. The lower rental revenues were primarily the result of lower effective rental rates and decreased occupancy. Rental income at the other properties remained relatively constant.

          Expenses, before loss for permanent impairment of 22.5 million, for the year ended December 31, 1996, as compared to 1995, declined by approximately $1,702,000 partially as a result of the loss of Registrant's 227 East 45th Street property. The decreases in overall operating expenses (i.e., real estate and other taxes, payroll, utilities, repairs and maintenance, and cleaning and security) of $2,019,000, asset and property management fees of $1,102,000 and depreciation and amortization expense of approximately $1,680,000, were only partially offset by an increase in interest expense of $3,633,000.

          Operating expenses declined as a result of Registrant's 227 East 45th Street deed in lieu of foreclosure. Asset and property management fees declined due to the elimination of the asset management fee payable to a related party, the new management agreement (which changed the previous fee of 2.5% of cash receipts to a fixed fee) and the disposition of Registrant's 227 East 45th Street property. Depreciation and amortization expenses declined due to the recorded loss on permanent impairment recorded on Registrant's properties.

          The extraordinary gain was recognized on the transfer of Registrant's 227 East 45th Street property. The recorded amount of all of the obligations associated with the property was $25,140,000, which exceeded the net book value of assets and liabilities of the property by $14,419,000.

          As of December 31, 1996 and 1995, the current portfolio's occupancy was 84% and 89%, respectively. For the year ended December 31, 1996, the Partnership signed new, renewal, extension, and expansion leases totaling 143,000 square feet at rental terms comparable to buildings of similar quality in the market. This leasing activity only slightly offset the decline in occupancy.

          1995 compared to 1994

          The Registrant's total revenues decreased $703,000 or 1.4% for the period ended December 31, 1995 as compared to December 31, 1994 from $50,227,000 in 1994 to $49,524,000 in 1995. Increases in base rental income of $1,537,000 and rental escalations of $282,000 in 1995 as compared to 1994 were more than offset by a decrease in other income of $2,521,000 in 1995 as compared to 1994.

          Total expenses of the Partnership increased $24,874,000 in 1995 as compared to 1994 from $63,858,000 in 1994 to $88,732,000 in 1995. The major component of the increase in total expenses was the Partnership's writing down its investment in the Properties by $22,500,000 as a result of management determining that future cash flows would not enable the Partnership to recover its investment. Management considered various factors, which included the recessionary effects on commercial real estate markets, current and future expected occupancy rates and prospects for leasing at rates sufficient to support the existing carrying value of the properties.

          Additionally, interest expense increased by $2,453,000 in 1995 as compared to 1994, as a result of compounding of the interest on debt balances. The remaining decrease in operating expenses was $79,000 or .1% in 1995 as compared to 1994. Significant capital expenditures in 1995 included elevator rehabilitation, work chiller replacement and tenant improvements.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

          Operating results at each of the properties were as follows:

          1372 Broadway

          Total revenues for the Property in 1995 increased by 11.7% or $1,289,000 for the period ended December 31, 1995 as compared to December 31, 1994. The increase in rental revenues resulted from occupancy increasing from 84% at December 31, 1994 to 96% at December 31, 1995 while average rental rates moved from $21.32 per square foot in 1994 to $23.83 per square foot in 1995.

          Additional revenue increases of 13.2% were recognized in tenant reimbursements which increased by $301,000 from $2,286,000 in 1994 to $2,587,000 in 1995.

          Total Operating expenses and real estate taxes increased by $407,000 from $5,358,000 in 1994 to $5,765,000 in 1995. Significant increases were recognized in real estate tax expense ($427,000) while the remaining expenditure changes related to a $20,000 savings in 1995.

          Capital expenditures decreased from $3,332,000 in 1994 to $1,671,000 in 1995. The decrease was the result of the 1994 including significant leasing activity and tenant improvement outlays.

          757 Third Avenue


          Total revenues for the Property in 1995 decreased by 5.2% or 985,000 as compared to 1994 from $18,849,000 to $17,864,000. The decrease in revenues is the result of a decline in average rental rates. Average rental rates decreased in 1995 to $38.34 per square foot from $42.93 per square foot in 1994. The decline in rental rates was partially offset by increased occupancy which was 98% at December 31, 1995 compared to 95% at December 31, 1994. Additional revenue decreases were recognized in interest and other income.

          Operating expenses and real estate taxes increased by 1.5% to $9,048,000 in 1995 from $8,916,000 in 1994. Increases in most expense categories netted to cost of living adjustments.

          Capital expenditures, including building improvements, tenant improvements and leasing commission amounted to $2,325,000 in 1995 versus $1,484,000 in 1994. Significant expenditures in 1995 were $1,300,000 for a chiller replacement and $152,000 for caulking of the exterior facade.

          535 Fifth Avenue

          Total revenues for the Property in 1995 increased by 6.9% from $6,200,000 in 1994 to $6,629,000 in 1995. Increased rental revenues of approximately $452,000 resulted from occupancy increasing from 73% at December 31, 1994 to 79% at December 31, 1995 while average rental rates moved from $29.14 per square foot in 1994 to $28.87 per square foot in 1995.

          Total operating expenses and real estate taxes decreased by $31,000 or .5% from $4,829,000 in 1994 to $4,798,000 in 1995. A decrease in real estate tax expense of $220,000 was partially offset by an increase in utility charges of $179,000.

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

          Capital expenditures for 1994 and 1995 amounted to $4,162,000 and $2,742,000, respectively, or a decrease of $1,420,000 primarily as a result of decreased tenant-improvement costs in 1995. The buildout costs in 1994 resulted in the increased 1995 occupancy.

          545 Fifth Avenue

          As a result of stable occupancy, total revenues for the Property in 1995 of $3,432,000 were almost identical to the 1994 total revenue amount of $3,430,000.

          Operating expenses and real estate taxes increased by $79,000 or 3% from $2,865,000 in 1994 to $2,944,000 in 1995. The increase in expenses were primarily in utilities of approximately $146,000 and legal expenses of approximately $125,000. These increases were partially offset by savings in administrative expenses of $32,000 and real estate taxes of $134,000.


          Capital expenditures decreased from $3,397,000 in 1994 to $1,719,000 in 1995 primarily as a result of decreased building common area improvement expenditures.

          300 Park Avenue South

          Total revenues for the Property increased in 1995 by 14.2% from $3,428,000 in 1994 to $3,927,000 in 1995. Rental revenues increased as a result of increases in existing tenants rent and one new lease at the end of 1994, with occupancy being 97% at December 31, 1994 and December 31, 1995.

          Operating expenses and real estate taxes increased by 5.4% in 1995 as compared to 1994 from $2,220,000 in 1994 to $2,340,000 in 1995. The increase is a result of higher repairs and maintenance expenses primarily in plumbing repairs of $55,000, as well as utilities charges increasing by approximately $99,000.

          Capital expenditures decreased in 1995 from $1,559,000 in 1994 to $599,000 in 1995 with the significant decrease coming from decreased tenant buildout costs. The tenant buildout expenditures in 1994 benefited the property revenues in 1995.

          227 East 45th Street

          Total revenues at the property decreased by $587,000 or 15% in 1995 as compared to 1994. The decrease in total revenues was the result of lower base rental charges in 1995 of approximately $321,000 and reduced porter wage escalation income in 1995 of $289,000.

          Total operating expenses decreased from $2,348,000 in 1994 to $2,240,000 in 1995 or 4.6%. Capital expenditures at the property were minimal in both 1994 and 1995.

          As a result of the declining operating results at the property the Partnership reached a deed in lieu of foreclosure agreement with the lender on January 4, 1996 (see "Item 1, Business-Sales/Dispositions" for further details).

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

          509 Fifth Avenue

          Total revenue at the Property decreased by $46,000 or by 2.2% in 1995 as compared to 1994 from $2,118,000 in 1994 to $2,072,000 in 1995. The decrease in revenues is attributed to lower retail rental income of approximately $96,000 which was primarily offset by increased escalation charges of approximately $52,000.

          Total operating expenses increased from $932,000 in 1994 to $982,000 in 1995 or a 5.4% increase. This increase is primarily the result of higher real estate tax expense of $47,000 in 1995.

Item 8.  Financial Statements and Supplementary Data

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                      CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1996

                                    INDEX

                                                                        Page
                                                                        ----
Independent Auditors' Reports........................................   F - 2

Consolidated Financial Statements:

Balance Sheets as of December 31, 1996 and 1995......................   F - 4

Statements of Operations for the Years Ended
  December 31, 1996, 1995 and 1994...................................   F - 6

Statements of Changes in Partners' Deficit for the Years Ended
  December 31, 1996, 1995 and 1994...................................   F - 7

Statements of Cash Flows for the Years Ended
  December 31, 1996, 1995 and 1994...................................   F - 8

Notes to Consolidated Financial Statements...........................   F - 9

Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation at December 31, 1996

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.

                         Independent Auditors' Report

To the Partners
1626 New York Associates Limited Partnership:

We have audited the accompanying consolidated balance sheet of 1626 New York Associates Limited Partnership, (a Massachusetts limited partnership) and subsidiaries (the "Partnership") as of December 31, 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Partnership has balloon payments totaling in excess of $29,000,000 due during 1997 and approximately $128,000,000 due in early 1998. The inability of the Partnership to meet these obligations raises substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1626 New York Associates Limited Partnership and subsidiaries as of December 31, 1996, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                  /s/ Imowitz Koenig & Co., LLP

New York, N.Y.
March 13, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of 1626 New York Associates Limited Partnership:

We have audited the accompanying consolidated balance sheet of 1626 New York Associates Limited Partnership (a Massachusetts limited partnership) and as of December 31, 1995, and the statements of operations, changes in partners' deficit and cash flows for each of the two years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of 1626 New York Associates Limited Partnership and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

                                                            ARTHUR ANDERSEN LLP

Boston, Massachusetts
March 15, 1996
                                    F - 3

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Unit Data)



                                                            DECEMBER 31,
                                                    ------------------------
                                                       1996           1995
                                                    ---------       --------
ASSETS

Real estate:

    Land                                             $  24,440     $  26,477
    Buildings and improvements, net of accumulated
       depreciation of $130,617 and $129,020
       in 1996 and 1995, respectively                  110,878       119,260
                                                      --------      --------
                                                       135,318       145,737
Other Assets:

    Cash and cash equivalents                              125           267
    Restricted cash                                      9,406        11,633
    Accounts receivable, net of reserves of $748
     and $411 in 1996 and 1995, respectively               751           756
    Prepaid expenses and other assets                    4,796         5,827
    Deferred rent receivable                             8,424         8,233
    Deferred costs, net of accumulated amortization
     of $21,786 and $21,435 in 1996 and 1995,
     respectively                                        4,827         6,260
                                                      --------      --------
Total Assets                                          $163,647      $178,713
                                                      ========      ========

               See notes to consolidated financial statements.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)
                                 (Continued)


LIABILITIES AND PARTNERS' DEFICIT                           DECEMBER 31,
---------------------------------                  -----------------------------
                                                       1996           1995
                                                       ----           ----
Liabilities:

  Mortgage notes payable to affiliates               $ 205,171      $     --
  Other mortgage notes payable                          19,171       250,681
  Accounts payable, notes and loans payable,
    and accrued interest to general partners
    and affiliates                                      13,695        46,222
  Accounts payable, accrued expenses, security
    deposits and other liabilities                       8,826         8,617
  Accrued interest on mortgage notes to affiliates      38,108            --
  Accrued interest on other mortgage notes                 960        27,930
  Deferred purchase price obligation                     1,498         1,498
                                                     ---------     ---------
Total Liabilities                                      287,429       334,948
                                                     ---------     ---------
Commitments and Contingencies

Partners' Deficit:

  Limited Partners Deficit - Units of Investor
    Limited Partnership Interest $250,000
    stated value per unit; authorized, issued
    and outstanding -1,340 as of December 31, 1996
    and 1995, respectively                            (129,148)     (121,457)

  Less: investor notes                                     (68)          (68)
                                                     ---------     ---------
                                                      (129,216)     (121,525)

  General Partners Equity (Deficit)                      5,434       (34,710)
                                                     ---------     ---------

    Total Partners' Deficit                           (123,782)     (156,235)
                                                     ---------     ---------
Total Liabilities and Partners' Deficit              $ 163,647     $ 178,713
                                                     =========     =========
               See notes to consolidated financial statements.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Unit Data)

                                                                                       YEARS ENDED DECEMBER 31,
                                                                      ------------------------------------------------------
                                                                           1996               1995                  1994
                                                                       -----------         ------------         -------------
Revenues:
  Base rent                                                            $     36,435        $     38,319          $     36,782
  Rent escalations                                                            8,391              10,231                 9,949
  Other                                                                         577                 975                 3,496
                                                                       ------------        ------------          ------------
   Total revenues                                                            45,403              49,525                50,227
                                                                       ------------        ------------          ------------
Expenses (including $21,961, $6,547 and $5,910
  paid or accrued to the general partners and affiliates
  in 1996, 1995 and 1994) (see Notes 4 and 6):

  Interest                                                                   25,756              22,123                19,670
  Depreciation and amortization                                              13,625              15,305                15,408
  Real estate and other taxes                                                 9,626              10,339                10,139
  Utilities                                                                   4,889               5,130                 4,687
  Cleaning and security                                                       3,804               4,416                 4,532
  Asset and property management fees                                          1,460               2,562                 2,544
  Repairs and maintenance                                                     1,563               1,774                 1,816
  Payroll                                                                     1,198               1,440                 1,433
  General and administrative                                                  1,219               1,548                 1,865
  Professional fees                                                           1,049               1,288                   794
  Provision for doubtful accounts                                               342                 308                   970
  Loss due to permanent impairment                                               --              22,500                    --
                                                                       ------------        ------------          ------------
     Total expenses                                                          64,531              88,733                63,858
                                                                       ------------        ------------          ------------
Loss before extraordinary gain                                              (19,128)            (39,208)              (13,631)

  Extraordinary gain on transfer of 227 East 45th Street                     14,419                  --                    --
                                                                       ------------        ------------          ------------
Net loss                                                               $     (4,709)       $    (39,208)         $    (13,631)
                                                                       ============        ============          ============
Net income (loss) allocated to general partners                        $      2,982        $     (2,027)         $       (235)
                                                                       ============        ============          ============
Net loss before extraordinary item allocated to
   investor limited partners                                           $    (18,393)       $    (37,181)         $    (13,396)

Extraordinary gain allocated to investor limited partners                    10,702                  --                    --
                                                                       ------------        ------------          ------------
Net loss allocated to investor limited partners                        $     (7,691)       $    (37,181)         $    (13,396)
                                                                       ============        ============          ============
Net loss per unit of investor limited partnership

   interest before extraordinary gain                                  $ (13,726.12)       $ (27,747.01)         $  (9,997.01)

Extraordinary gain per unit of investor limited
   partnership interest                                                    7,986.57                  --                    --
                                                                       ------------        ------------          ------------
Net loss per unit of investor limited
   partnership interest                                                $  (5,739.55)       $ (27,747.01)         $  (9,997.01)
                                                                       ============        ============          ============

               See notes to consolidated financial statements.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

           CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (In Thousands, Except Unit Data)


                              Units of
                              Investor     Investor    General
                               Limited     Limited    Partners'    Total
                             Partnership  Partners'   (Deficit)   Partners'
                              Interest    (Deficit)    Equity     (Deficit)
                             -----------  ---------   ---------   ---------

Balance - December 31, 1993     1,344     $ (70,948)  $ (43,191)  $(114,139)

   Abandonments                    (4)           --          --          --

   Net Loss                        --       (13,396)       (235)    (13,631)

   Capital Contributions           --            --      10,743      10,743
                              -------     ---------   ---------   ---------
Balance - December 31, 1994     1,340       (84,344)    (32,683)   (117,027)
   Net Loss                        --       (37,181)     (2,027)    (39,208)
                              -------     ---------   ---------   ---------
Balance - December 31, 1995     1,340      (121,525)    (34,710)   (156,235)

   Net (Loss) Income               --        (7,691)      2,982      (4,709)

   Capital Contributions           --            --      37,162      37,162
                              -------     ---------   ---------   ---------
Balance - December 31, 1996     1,340     $(129,216)  $   5,434   $(123,782)
                              =======     =========   =========   =========


               See notes to consolidated financial statements.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                   YEARS ENDED DECEMBER 31,
                                                        ------------------------------------------------

                                                            1996             1995              1994
                                                        ---------------  --------------   --------------
Cash Flows from Operating Activities:

Net loss                                                $       (4,709)  $     (39,208)   $     (13,631)
Adjustments to reconcile net loss to net cash
 (used in) provided by operating activities:
     Depreciation and amortization                              13,625          15,305           15,408
     Interest expenses to related party                            694           3,765            2,197
     Deferred fees to related party                                267           1,858            2,057
     Change in deferred rent receivable                         (2,023)         (1,032)            (962)
     Reduction in carrying value of
       income producing properties                                   -          22,500                -
     Gain on transfer of 227 East 45th Street                  (14,419)              -                -

Changes in operating assets and liabilities:

    Decrease (increase) in accounts receivable, prepaid
       expenses and other assets                                   345            (618)             233
    Increase (decrease) in accounts payable,
       accrued expenses, security deposits
       and other liabilities                                     1,359          (4,765)           1,830
    Increase in accrued mortgage interest                            -           2,877            1,314
                                                        ---------------  --------------   --------------
         Net cash (used in) provided by
           operating activities                                 (4,861)            682            8,446
                                                        ---------------  --------------   --------------

Cash Flows from Investing Activities:

    Additions to buildings and improvements                     (7,549)         (7,746)         (12,153)
    Increase in deferred costs                                    (863)         (1,510)          (1,887)
                                                        ---------------  --------------   --------------
         Cash used in investing activities                      (8,412)         (9,256)         (14,040)
                                                        ---------------  --------------   --------------

Cash Flows from Financing Activities:

    Increase in accrued mortgage interest                       11,138              -                -
    Principal payments on mortgage notes to affiliates          (1,829)             -                -

    Increase (decrease) in accounts payable, notes and
       loans payable and accrued interest to
       general partners and affiliates                           3,694             475           (1,795)
    Principal payments on other mortgage notes                    (101)           (959)          (1,017)
    Decrease in restricted cash                                    229           9,217            7,250
                                                        ---------------  --------------   --------------
       Net cash provided by financing activities                13,131           8,733            4,438
                                                        ---------------  --------------   --------------
       Net (decrease) increase in cash
         and cash equivalents                                     (142)            159           (1,156)
Cash and cash equivalents, beginning of year                       267             108            1,264
                                                        ---------------  --------------   --------------
Cash and cash equivalents, end of year                  $          125   $         267    $         108
                                                        ===============  ==============   ==============

Supplemental Disclosure of  Cash Flow Information:
    Cash paid for interest                               $       13,120   $      16,368   $       16,839
                                                         ==============  ==============   ==============
Supplemental Disclosure of Non-Cash Investing
   and Financing Activities:



    Deed in lieu of foreclosure - See Note 5
    Related party debt forgiveness and modification - See Notes 2 and 6

               See notes to consolidated financial statements.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 1 - ORGANIZATION

         1626 New York Associates Limited Partnership (the "Investor Partnership") was organized on December 6, 1983 under the Massachusetts Uniform Limited Partnership Act to acquire and own a 99% General Partnership interest in and serve as a General Partner of Nineteen New York Properties Limited Partnership, a Massachusetts Limited Partnership (the "Operating Partnership"), which was also organized on December 6, 1983. The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnerships."

         As of December 31, 1996, the Operating Partnership owns six commercial rental properties. These properties are referred to herein individually as a "Property" and collectively as the "Properties".

         The Operating Partnership financed the purchase of the Properties through a private offering by the Investor
         Partnership of 1,344 units of Limited Partnership Interest at $250,000 per Unit (the "Unit") for an approximate 94% interest in operating profits and losses of the Investor Partnership (see
         Note 6).

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation - Going Concern

         The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnerships have maturing mortgage debt, totaling approximately $29,000,000 plus accrued interest due in 1997, approximately $103,000,000 due February 28, 1998 and a $25,000,000 mandatory principal payment due March 15, 1998 (see Notes 3, 4 and 6). The Partnership is attempting to refinance or restructure the 1997 liabilities. However, based on the current value of the Properties it is highly unlikely the Partnerships will be able to meet their 1998 obligations. This raises substantial doubt about the Partnerships' ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         Consolidation

         The accompanying consolidated financial statements of the

         Investor Partnership have been prepared on a consolidated basis with those of the Operating Partnership, its wholly-owned subsidiaries and Winthrop Funding 1626 Limited Partnership. All significant intercompany accounts and transactions have been eliminated in consolidation.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Such estimates that are particularly susceptible to change relate to the Partnership's estimate of the fair value of real estate. Actual results could differ from those estimates.

         Real Estate

         Real estate is carried at cost, adjusted for depreciation and impairment of value. Acquisition fees are capitalized as a cost of real estate. On January 1, 1996, the Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", which requires impairment losses to be recognized for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of the SFAS had no effect on the Partnership's financial statements.

         Cash and Cash Equivalents

         The Partnership considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

         Depreciation

         The Operating Partnership provides for depreciation of its depreciable assets using the straight-line method over their estimated useful lives of 14 to 30 years for building and improvements and five to eight years for furnishings. Tenant improvements are depreciated by the straight-line method over the life of the respective tenant's lease. Depreciation expense for the years ended December 31, 1996, 1995 and 1994 was $9,969,000, $11,598,000 and $11,873,000, respectively.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Deferred Rent Receivable

         The Operating Partnership records rental revenue on a straight-line basis over the noncancellable term of the lease irrespective of the actual payment terms. The difference is classified as deferred rent receivable on the accompanying consolidated balance sheets.

         Deferred Costs

         Financing costs and leasing costs are capitalized and amortized using the straight-line method over the term of the related agreements. Financing costs are amortized as interest expense.

         Deferred costs at December 31 are as follows (in thousands):

         Category                           1996             1995
         --------                           ----             ----

         Financing costs                 $  5,252         $  6,340
         Leasing costs                     21,361           21,355
                                         --------         --------
                                           26,613           27,695

         Less: accumulated amortization   (21,786)         (21,435)
                                         --------         --------
                                         $  4,827         $  6,260
                                         ========         ========

         Income Taxes

         Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

         Restricted Cash

         Restricted cash consists primarily of amounts restricted pursuant to debt agreements. The balance of restricted cash is comprised of tenant security deposits, deposits with utility companies and real estate tax escrow accounts.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         Disclosures About the Fair Value of Financial Instruments

         In 1995, the Partnership adopted SFAS No. 107 "Disclosures About the Fair Value of Financial Instruments", which requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Partnership as of December 31, 1996, consist primarily of cash and cash equivalents, short-term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and mortgage notes payable. Due to the reduced value of the Partnership's real estate properties, which is the security for these mortgages and the uncertainty of obtaining replacement financing, it is not practicable to estimate the fair value of such debts.

         Reclassifications

         Certain amounts from 1995 and 1994 have been reclassified to conform to the 1996 presentation.

         Partnership Allocations

         The net operating profits and losses and distributions of cash flow, as defined in the Partnership agreement, of the Investor Partnership, with the exception of the depreciation deductions, which are allocated solely to the limited partners of the Investor Partnership, are, in general, allocated as follows:

         Partner                                             Percentage
         -------                                             ----------
         Investor Limited Partners                             94.000%
         Winthrop Interim Partners I, A Limited
           Partnership ("WIPI")                                 5.200%
         Linnaeus Lexington Associates Limited Partnership
           ("Linnaeus Lexington")                                .752%
         Two Winthrop Properties, Inc. ("Two Winthrop")          .048%

         Any gains (losses) resulting from sales, dispositions or refinancings of any of the properties are to be allocated first to the Partners having negative (positive) capital account balances, in proportion to and to the extent of such negative (positive) balances, and thereafter according to the various provisions of the Partnership agreement. Due to this provision, $3,717,000 of the gain arising from the foreclosure of the Partnership's 227 East 45th Street property, was allocated to the General Partners. No cash distributions to the Partners have been made as a result of these allocations.

         In connection with a related party debt modification (the "Related Party Debt") in 1996, the General Partners and certain of their affiliates contributed $37,162,000 to the Operating Partnership. In 1994, the General Partners contributed loan balances totaling $10,000,000, plus interest accrued thereon of $743,000. These transactions have been treated as capital contributions by the General Partners.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 3 - MORTGAGE NOTES PAYABLE

         (a) Dime Mortgage Loans

         The Dime Savings Bank loans (the "Dime Loan(s)") are secured by the Partnerships' 300 Park Avenue South and 509 Fifth Avenue properties. In 1992, the maturity date and payment terms with respect to the mortgage encumbering 300 Park Avenue South were modified.

         The interest rate of 9.5% and pay rate of interest only plus amortization payments (based on a 30-year amortization) were reduced as follows:

             Period                Interest Rate             Pay Rate
             ------                -------------             --------
         5/01/92-12/31/92               0%                      0%
         1/01/93-12/31/95               8%                      6%
         1/01/96-12/31/97               8%                      8%

         The percentage shown are based on the $11,882,000 loan balance and the difference between the pay rate and the interest rate is deferred without interest. Due to the extension of the maturity date and the deferral of principal and certain interest payments, this restructuring constituted a troubled debt restructuring, as defined in Statement of Financial Accounting Standards No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings ("SFAS 15"). Interest expense in the accompanying consolidated financial statements is computed using the effective interest method. The resulting effective interest rate was 6.15% per annum as of December 31, 1996 and 1995. As of December 31, 1996 and 1995, accrued and unpaid interest related to the Dime Loan with respect to 300 Park Avenue South, calculated in accordance with SFAS 15, was $903,000 and $1,063,000, respectively. Reserves totaling $1,625,000 were established upon restructuring. Through December 31, 1995, these reserves could be used to fund capital improvements, tenant improvements and leasing commissions to the extent net income after debt service was insufficient. As of December 31, 1995, all of these reserves had been spent.

         (b) Fuji Mortgage Notes

         The Fuji Bank, Ltd. Loan ("Fuji Loan" or "Fuji") with an outstanding loan balance of $207,000,000, and secured by the Partnerships" 757 Third Avenue, 535 Fifth Avenue, 545 Fifth Avenue, and 1372 Broadway properties ("Fuji Properties") was restructured on September 30, 1992. The interest rate through January 17, 1997 was to remain at 9.69% and was to adjust monthly thereafter at LIBOR plus .63%. The pay rates were reduced to equal (as a percentage of $207,000,000) 6.5% from January 1, 1992 through December 31, 1997, 7.5% from January 1, 1998 through December 31, 1999 and 8.25% from January 1, 2000 through January 17, 2001, the new maturity date. Due to the extension of the maturity date and the deferral of certain interest amounts, this restructuring constituted a troubled debt restructuring as defined by SFAS 15. In accordance with SFAS 15, interest expense was computed using the effective interest rate method. The resulting effective interest rate was approximately 7.0% and 6.5% per annum in 1995 and 1994, respectively. At February 28,
         1996 and December 31, 1995, accrued and unpaid interest related to the Fuji Loan, calculated in accordance with SFAS 15, was $27,300,000 and $26,866,000, respectively. Reserves, totaling in excess of $24,800,000 were established upon restructuring, of which $4,935,000 was remaining and included in restricted cash at December 31, 1995.

         On February 28, 1996, the Fuji Loan was sold to an affiliate of the General Partner (see Note 4). In connection with the sale of the Fuji Loan, the Related Party Debt was modified (see Note 6).

         (c) Sanwa Mortgage Notes

         The Operating Partnership had two non-recourse loans from Sanwa Business Credit Corporation ("Sanwa"). The Sanwa loans had been restructured in 1992. The interest rate on the restructured Sanwa loans was to equal the prime rate plus 2%, effective September 1, 1991. The pay rates required equaled 0% for the period from September 1, 1991 through August 31, 1992; 7% from September 1, 1992 through
         August 31, 1995; 8% from September 1, 1995 through August 31, 1998;
         and 9% from September 1, 1998 through December 31, 2001. The difference between the pay rate and the interest rate was deferred without interest. Interest expense in the accompanying consolidated financial statements for 1995 was computed using the effective interest method. The resulting effective interest rate was approximately 2.5% per annum in 1995. The Operating Partnership had contributed a total of $2,000,000 into a capital reserve fund, which was supplemented by cash flows operations. The balance of the capital reserve fund held by Sanwa was $1,920,000 at December 31, 1995. In January 1996, a deed in lieu of foreclosure agreement was reached between the Operating Partnership and Sanwa (see Note 5).

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 3 - MORTGAGE NOTES PAYABLE (Continued)

         The following is a summary of the Mortgage Notes and the amounts outstanding as of December 31 (in thousands):

                                                     December 31,   December 31,
                                                        1996           1995
                                                     ------------   ------------

         DimeLoan - 300 Park Avenue South
           First mortgage note. Modification calls
           for an 8% interest rate. Interest
           payments were made at a rate of 6% of the
           outstanding principal through December,
           1995. As of January, 1996, the pay rate
           increased to 8% and will continue
           until the maturity date at December
           31, 1997. Unpaid principal balance is
           due, in full, on December 31, 1997.        $11,882         $ 11,882

         DimeLoan - 509 Fifth Avenue
           9.375% fixed rate first mortgage note
           paid monthly in arrears. The principal
           balance is amortized based on a
           25-year period.
           The unpaid principal balance is due,
           in full, on August 24, 1997.                 7,289            7,390

         Fuji Properties

           First mortgage note. Restructuring
           called for an 9.69% interest rate.
           Interest payments were to be made at
           a rate of 6.5%                                 -            207,000

         Sanwa Mortgage Notes

           Loans collateralized by first and
           second mortgages on 227 East 45th

           Street and a second mortgage on
           509 Fifth Avenue.                              -             24,409
                                                      -------         --------
                                                      $19,171         $250,681
                                                      =======         ========

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 3 - MORTGAGE NOTES PAYABLE (Continued)

         The General Partner is currently negotiating to refinance or extend the maturity dates of the Dime Loans. The Partnership has mortgage principal payments totaling $19,171,000, all which are due in 1997.

NOTE 4 - MORTGAGE NOTES PAYABLE TO AFFILIATES

         The Managing General Partner and Fuji both recognized that the Partnership would not be able to comply with the terms of the Fuji Loan and the Fuji Loan would go into default in early 1996. On December 31, 1995, the loan had a principal balance of $207,000,000, plus accrued interest of $26,866,000 (calculated utilizing the effective interest method). A venture comprised of Apollo Real Estate Advisors, L.P. ("Apollo"), an affiliate of the General Partners, and Emmes Ventures, Inc. ("Emmes") submitted a proposal to purchase the Fuji loan. Zeus Property LLC ("Zeus"), a newly-organized limited liability company owned by affiliates of Apollo and Emmes, purchased the loan from Fuji for $115 million on February 28, 1996.

         Under the terms of the modified Fuji Loan (the "Modified Loan"), the Operating Partnership obtained a reduction in the current interest required to be paid under the Modified Loan which, based on current projections, will greatly reduce the likelihood of monetary default under the loan prior to February 28, 1998, the new maturity date for a component of the modification. As part of the restructuring of the Fuji loan, each of the Fuji Properties was conveyed by the Operating Partnership to newly-created limited liability companies which are wholly-owned, indirectly, by the Operating Partnership and its partners.

         The Modified Loan is comprised of several component non-recourse loans, all held by Zeus and its affiliates. The senior component consists of a series of secured notes in the aggregate principal amount of $102,721,000 at December 31, 1996. These notes have an annual interest rate of 295 basis points over 30-day LIBOR (8.33% at December 31, 1996), maturing on February 28, 1998 unless extended at Zeus' option (the "Secured A Notes").

         A junior component consists of secured notes in the aggregate principal amount of $102,450,000 at December 31, 1996. These notes have a fixed annual interest rate of 14% for the next three years and then 16.75% thereafter, maturing on February 28, 2016 (the "Secured B Notes"). A mandatory prepayment of $25 million against the Secured B Notes is required to be made on March 15, 1998.

         The Secured A Notes and Secured B Notes are collectively secured by first mortgages on the Fuji Properties.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 4 - MORTGAGE NOTES PAYABLE TO AFFILIATES (Continued)

         The following is a summary of the scheduled principal maturities by year under the Modified Loan (in thousands):

                            Year             Amount
                            ----             ------

                            1997            $   -
                            1998             127,721
                            1999                -
                            2000                -
                            2001                -
                            Thereafter        77,450
                                            --------
                                            $205,171
                                            ========

         A third component of the Modified Loan is an unsecured note (the "Unsecured Note") representing the additional financing expected to be drawn upon by the Operating
         Partnership to fund capital improvements and tenant lease-up costs with respect to the Fuji Properties. However, any borrowings under this credit line are subject to Zeus' discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. As of December 31, 1996, the outstanding balance against the Unsecured Note was $2,892,000, and is included in accounts payable, notes and loans payable and accrued interest to general partners and affiliates. The Unsecured Note bears interest at a fixed annual rate of 14% for the next three years and then 16.75% thereafter and matures on February 28, 1998, unless extended at Zeus' option.


         Interest expense incurred during 1996, relating to the Modified Loan was $19,659,000.

         The principal benefit of the Modified Loan to the Partnership is a substantial reduction in current debt service requirements through February 1998. The only current debt service payments that are required to be made under the Modified Loan for this two-year period are the interest payments on the Secured A Notes. Interest on all other components of the Modified Loan are payable to the extent of available cash flow from the Fuji Properties, and otherwise, accrue until sufficient cash flow is available for payment. As a result of this modification, the likelihood of a monetary default has been deferred from 1996 to 1998.

         In connection with the Modified Loan, loans in the form of cash advances and deferred fees that were made to the Partnership by Affiliates of the General Partner were restructured.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 5 - DEED IN LIEU OF FORECLOSURE

         In January 1996 a deed in lieu of foreclosure agreement was reached between the Operating Partnership and Sanwa. Pursuant to the deed in lieu of foreclosure agreement, the Operating Partnership transferred title to the property located at 227 East 45th Street to Sanwa on January 24, 1996. In exchange, Sanwa released, as of the closing date, the Operating Partnership from all claims, demands, liabilities, obligations, actions and causes of any kind with regard to Sanwa.

         As of December 31, 1995, the related indebtedness to Sanwa was $24,409,000. As a result of the above described transactions, the Operating Partnership has recognized an extraordinary gain on extinguishment of debt of $14,419,000 in 1996. The property was stated at its fair value at December 31, 1995 as a result of a recorded write-down (see Note 7).

NOTE 6 - CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

         The General Partners of the Investor Partnership are Linnaeus Lexington, Two Winthrop and WIPI. Two Winthrop, the Managing General Partner of the Investor Partnership is wholly owned by First Winthrop Corporation ("First Winthrop") which in turn is wholly owned by Winthrop Financial Associates ("WFA"). The General Partners, who are all affiliates of WFA, own the remaining 6% interest in the profits and losses of the Investor

         Partnership. Additionally, WFA, First Winthrop and a subsidiary, WFC Realty Co., Inc. ("WFC Realty"), collectively own a 1% interest in the profits and losses of the Operating Partnership.

         WIPI is a public real estate limited partnership whose general partners are Two Winthrop and a limited partnership, some of whose partners are affiliates of WFA. Linnaeus Lexington, the other General Partner, is a limited partnership, some of whose partners are affiliates of WFA. WFA and its affiliates manage or advise a large number of partnerships organized to own or operate real estate as well as other investments, or to invest in other limited partnerships that own or operate real estate or other investments. An affiliate of Apollo acquired control of the general partner of WFA in July 1995. As a result, Apollo and its affiliates control the Partnerships.

         The following table sets forth the amount of fees, commissions and other costs which the Partnerships paid or accrued to the General Partners and their affiliates for the years ended December 31, 1996, 1995 and 1994 (in thousands):

              Type of Compensation              1996       1995       1994
              --------------------              ----       ----       ----

              Asset Management Fee             $  -       $1,377     $1,377

              Property Management Fees          329        1,185      1,167

              Leasing Commissions                63          476        548
              (capitalized as deferred costs)

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 6 - CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES (Continued)
------   -----------------------------------------------------------------------
           Type of Compensation                       1996    1995    1994
           --------------------                       ----    ----    ----

           Cleaning Fees and Security Fees              -     220     501

           Construction Supervision Fee                72     609     406
           (capitalized to the costs of Buildings
           and Improvements)

           As part of the sale of the Fuji Loan, the Partnership agreed to retain new management and leasing agents for all of its properties.

           WFA was entitled to nonrecurring fees for organizing the

           Investor Partnership, providing services for tax consultation, and acquisition and financing of the Properties. The total fees for these services were $44,911,000, of which $9,020,000 was outstanding at February 28, 1996 and December 31, 1995.

           The Partnerships accrue interest on any unpaid fees or advances due to First Winthrop and its affiliates at an interest rate of prime plus .75%. The total interest incurred during 1996, 1995 and 1994 was $694,000, $3,765,000 and $2,865,000, respectively.

           In connection with the sale of the Fuji Loan, WFA and certain of its affiliates entered into an agreement with the Investor Partnership, the Operating Partnership and an affiliate of Zeus with regard to amounts owed to WFA and its affiliates by the Partnerships (the "Winthrop Debt Agreement"). Prior to this agreement, WFA and its affiliates were owed, in the aggregate, $47,162,000 by the Partnerships. This amount is comprised of cash advances made by WFA to the Operating Partnership, as well as unpaid deferred fees related to the on-site management of the properties, asset management and syndication. This amount also includes accrued interest on these outstanding balances.

           Under the Winthrop Debt Agreement, WFA and its affiliates contributed $37,162,000 of the $47,162,000 to the Operating Partnership. The remaining $10,000,000 receivable has been evidenced by a promissory note issued by the Operating Partnership (the "Receivables Note") which is secured by a pledge of excess cash flow from 509 Fifth Avenue and 300 Park Avenue South and is payable only from those properties. WFA then sold the Receivables Note to an affiliate of Zeus for a payment of $6 million in cash. The Receivables Note has an annual base interest rate of 6% and an additional annual contingent interest rate of 9%. Interest is payable only from available cash flow after payment of debt service on the Dime Loans. Interest, to the extent that it cannot be paid currently, accrues until the maturity of this Note on July 31, 1997. Interest expense incurred during 1996, relating to the Receivables Note was $1,279,000.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 7 - IMPAIRMENT OF VALUE OF REAL ESTATE

         During 1995, Management determined that the Properties suffered an impairment in value which was considered to be other than temporary. Management's assessment of impairment was primarily related to the continued weak New York City commercial real estate market. As a result, the Partnership wrote down its investment in the Properties by $22,500,000 in 1995. As a result of the transfer of the Partnership's 227 East 45th Street property during 1996, the remaining impairment of value of real estate is $20,523,000, and is allocated $11,124,000 to 757 Third Avenue, $5,664,000 to 535 Fifth Avenue and $3,735,000 to 545
         Fifth Avenue.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

         (a) The Operating Partnership leases the properties to tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

         The aggregate future minimum fixed lease payments receivable under noncancellable leases at December 31, 1996 are as follows (in thousands):

                   Year                    Amount
                   ----                    ------

                   1997                   $ 31,087
                   1998                     27,841
                   1999                     25,706
                   2000                     23,060
                   2001                     21,338
                   Thereafter               99,614
                                          --------
                                          $228,646
                                          ========

         (b)   Deferred Purchase Price Obligations

               As part of the original purchase price of the Properties, the Operating Partnership agreed to make deferred purchase price payments to the seller in future years, with respect to each Property, equal to 6% of the gross proceeds of certain refinancings, sales or transfers of the Property, or, if a Property has not been sold or deemed disposed of by January 18, 2006, the Operating Partnership must pay the seller on that date an amount equal to the excess of
               (i) 6% of the appraised fair market value of such Property as encumbered by all liens, charges and other encumbrances on such Property except mortgage loans or any other mortgage encumbering such Property, over (ii) the amount of any deferred purchase price payments previously made with respect to such Property.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

         (b)   Deferred Purchase Price Obligations

               At the Acquisition Date, the Operating Partnership recorded a liability to the seller of $25,296,000, representing the Operating Partnership's estimate of the amount due based on the original purchase price of the Properties. The total liability has been reduced to $1,498,000 due to sales and transfers of various properties and management's estimate of fair market value. No payments were required as a result of the Operating Partnership transferring its 227 East 45th Street property to Sanwa in satisfaction of all obligations under certain financing arrangements.

         (c)   Litigation

               The Operating Partnership has been named as a defendant in various lawsuits. These actions are at varying stages within the legal process, and the Operating Partnership has counterclaimed on certain of the actions. The Partnership's management expects that the outcome of these actions will not have a material adverse impact on the accompanying consolidated financial statements.

               On December 5, 1994 the Partnership, First Winthrop and other affiliates settled a breach of contract case whereby the Partnership paid the plaintiff, Pritchard Services, Inc. $750,000 in exchange for a general release of the defendants from all claims by the plaintiff.

NOTE 9 - RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

         The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows (in thousands):

                                                   1996      1995       1994
                                                   ----      ----       ----

         Net loss - financial statements         $(4,709)  $(39,208)  $(13,631)

         Differences resulted from:
           Depreciation                           (2,785)    (1,891)    (1,497)
           Rent concessions                       (2,003)    (2,693)    (2,086)
           Rental revenues                         2,000      1,512        490
           Loss due to permanent impairment            -     22,500          -
           Amortization                             (603)       152         55
           Mortgage recording taxes                  352         94         93
           Bad debt expense                          334       (684)       413
           Interest expense                        7,194      1,791     (1,582)

           Discharge of indebtedness income            -          -      9,900
           Gain on disposal                        1,107          -          -
           Other timing differences                1,021        368        321
                                                 -------   --------   --------
         Net income (loss) - income tax method   $ 1,908   $(18,059)  $ (7,524)
                                                 =======   ========   ========

     The Partnership's taxable income (loss) per unit of limited partnership interest for 1996, 1995 and 1994 was $678, $(12,551) and $(5,871),
     respectively.

                                 Schedule III

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   Real Estate and Accumulated Depreciation
                              December 31, 1996
                                (In Thousands)


                                      January 1984
                                     Acquisition Costs                                                  Costs Capitalized/(Deducted)
                                    Real Estate Assets              Mortgage                             Subsequent to Acquisition
                                    ---------------------           Discount                            ---------------------------
                                              Buildings             Allocation                                         Buildings
                                                 and         ------------------------                                     and
Description        Encumbrances     Land     Improvements      Land      Bldgs & Imp.       Total       Land          Improvements
----------         ------------     ----     ------------     ------     ------------       -----       ----         --------------

757 Third Avenue    $  78,106     $ 11,934     $  66,872     $  (125)     $   (397)      $  78,284     $ 130           $ 24,395

535 Fifth Avenue       32,271        6,034        29,991        (300)       (1,222)         34,503       (10)            16,953

545 Fifth Avenue       16,135        3,152        18,013        (331)       (1,351)         19,483        (5)            15,027

1372 Broadway          78,659        4,385        34,343        (155)         (491)         38,082        68             29,496

509 Fifth Avenue        7,289          900         4,053         (88)         (351)          4,514        (1)               216

300 Park Avenue        11,882        1,982        14,230         (46)         (145)         16,021        (5)             9,307
                    ---------     --------     ---------    ---------     ---------      ---------     -----           --------
TOTAL               $ 224,342     $ 28,387     $ 167,502    $ (1,045)     $ (3,957)      $ 190,887     $ 177           $ 95,394
                    =========     ========     =========    =========     =========      =========     =====           ========


                                                                                                                  Life
                                  Gross Balances @ 12/31/96(1)                                                   on which

                     ------------------------------------------------------                                    Depreciation
                                                  Impairments                                                  is computed
                                   Buildings        to Land                                        Date         in latest
                                       and             &                         Accumulated        of         statement of
Description          Land          Improvements     Building      Total(2)       Depreciation     Constr.       operations
----------------    ---------      -------------    ---------     ---------      -------------   ----------   ---------------

757 Third Avenue     $ 11,939       $  90,870      $ (11,124)     $  91,685        $  44,361        1963        5 - 30 Years

535 Fifth Avenue        5,724          45,722         (5,664)        45,782           21,598        1926        5 - 30 Years

545 Fifth Avenue        2,816          31,689         (3,735)        30,770           12,748        1900        5 - 30 Years

1372 Broadway           4,298          63,348              -         67,646           36,619        1914        5 - 30 Years

509 Fifth Avenue          811           3,918              -          4,729            2,940        1915        5 - 30 Years

300 Park Avenue         1,931          23,392              -         25,323           12,351        1920        5 - 30 Years
                     --------       ---------      ---------      ---------        ---------
TOTAL                $ 27,519       $ 258,939      $ (20,523)     $ 265,935        $ 130,617
                     ========       =========      ==========     =========        =========



                                                                  SCHEDULE III


                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              DECEMBER 31, 1996
                                (In Thousands)

NOTES:

(1)  The aggregate cost federal income tax purpose is $286,894.

(2)  Balance, January 1, 1994                                     $277,358
     Improvements capitalized subsequent to acquisition             12,153
                                                                  --------

     Balance, December 31, 1994                                    289,511
     Improvements capitalized subsequent to acquisition              7,746
     Impairment of value                                           (22,500)
                                                                  --------

     Balance, December 31, 1995                                    274,757
     Improvements capitalized subsequent to acquisition              7,549

     Cost of rental property disposed of                           (18,348)
     Impairment of value of property disposed of                     1,977
                                                                  --------

     Balance, December 31, 1996                                   $265,935
                                                                  ========

(3)  Balance, January 1, 1994                                     $105,549
     Additions charged to expense                                   11,873
                                                                  --------

     Balance, December 31, 1994                                    117,422
     Additions charged to expense                                   11,598
                                                                  --------
     Balance, December 31, 1995                                    129,020
     Additions charged to expense                                    9,969
     Accumulated depreciation of rental property disposed of        (8,372)
                                                                  --------

     Balance, December 31, 1996                                   $130,617
                                                                  ========

Item 9. Changes in and Disagreements on Accounting and  Financial Disclosure.

     Effective September 19, 1996, the Partnership dismissed its prior Independent Auditors, Arthur Andersen LLP ("Arthur Andersen") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz Koenig"). Arthur Andersen's Independent Auditors' Report on the Partnership financial statements for calendar year ended December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Partnership managing general partner"s directors. During calendar year ended 1995 and through September 19, 1996, there were no disagreements between the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     Effective September 19, 1996, the Partnership engaged Imowitz Koenig as its Independent Auditors. The Partnership did not consult Imowitz Koenig regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K prior to September 19, 1996.

                                   PART III

 Item 10. Directors and Executive Officers of Registrant.

     The Partnership has no officers or directors. Two Winthrop manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1997, the names of the directors and executive officers of Two Winthrop and the position held by each of them, are as follows:

                                                             Has Served as
                             Position Held with the          a Director or
Name                         Managing General Partner        Officer Since
----                         ------------------------        -------------
Michael L. Ashner            Chief Executive Officer             1-96
                              and Director

Richard J. McCready          President and
                             Chief Operating Officer             7-95

Jeffrey Furber               Executive Vice President            7-95
                             and Clerk

Edward Williams              Chief Financial Officer             4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President               1-96

     Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the

Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

     Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.


     Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was
Controller of NPI and NPI Management.   Prior to 1991, Mr. Williams held other
real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

     Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

     One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Indian River Citrus Investors Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A

Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership; and Winthrop Apartment Investors Limited Partnership.

     Except as indicated above, neither the Partnership nor Two Winthrop has any significant employees within the meaning of Item 401(b) of Regulation S-K. There are no family relationships among the officers and directors of Two Winthrop.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act  during the most recent fiscal year or prior fiscal years.

Item 11.  Executive Compensation.

     The Partnership is not required to and did not pay any compensation to the officers or directors of Two Winthrop. Two Winthrop does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions.")

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

      (a) Security Ownership of Certain Beneficial Owners.

     Two Winthrop, WIPI and Linnaeus-Lexington own all the outstanding general partnership interests in the Partnership. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding partnership interests as of December 31, 1996.

      (b) Security Ownership of Management.

     No officers, directors or partners of Linnaeus-Lexington and First Winthrop and none of the other officers, directors or general partners of WIPI beneficially own any Units. Affiliates of First Winthrop, however, own in the aggregate, 19 units which represents less than one percent of the total outstanding units.

      (c) Changes in Control.

     There exists no arrangement known to the Partnership the operation of which may at a subsequent date result in a change in control of the Partnership.

Item 13. Certain Relationships and Related Transactions.

     The General Partners and their affiliates are entitled to receive certain cash distributions and allocations of taxable income or loss. In addition, the General Partners and their affiliates have earned various fees in connection with the formation and operation of the Partnership and Operating Partnership. Further, subsequent to the offering of units, the General Partners and their affiliates entered into contracts to perform various services for the Operating Partnership.

     In February 1996, certain affiliates of the General Partners (the "Affiliates") entered into an agreement with the Operating Partnership, the Partnership and an affiliate of Zeus with regard to amounts owed to the Affiliates by the Operating Partnership and the Partnership (the "Winthrop Debt Agreement"). Prior to the entering into of this agreement, the Affiliates were owed in the aggregate approximately $46.6 million by the Operating Partnership and the Partnership. This amount was comprised of cash advances made to the Partnership and the Operating Partnership in order to fund operating deficits and also includes accrued interest on outstanding balances as well as unpaid deferred fees related to the on-site management of the properties, asset management and syndication. Under the Winthrop Debt Agreement, the Affiliates contributed approximately $36.6 million of the $46.6 million to the Operating Partnership. The remaining $10 million receivable has been evidenced by a promissory note (the "Receivables Note") issued by the Operating Partnership which is secured by a pledge of the excess cash flow from 509 Fifth Avenue and 300 Park Avenue South and is payable only from those properties. Upon receiving consent of The Dime Savings Bank, the holder of the first mortgage on these properties, the Affiliate Note is to be secured by a second mortgage
on 509 Fifth Avenue and 300 Park Avenue South.   The Receivables Note was then
sold to an affiliated of Apollo Real Estate Advisors, L.P. ("Apollo"), an affiliate of the Partnership, for a payment of $6,000,000. The Receivables Note has an annual base interest rate of 6% and an additional annual contingent interest rate of 9%. Interest is payable only from available cash flow after payment of debt service on the Dime Loan. Interest, to the extent it cannot be paid currently, accrues until the maturity of the Receivables Note on July 31, 1997.

     As a result of the sale of the Receivables Note and the purchase by Zeus of the Fuji Loan, these loans are held by affiliates of the Partnership.

     Prior to the consummation of the transactions contemplated by the Winthrop Debt Agreement, the Affiliates performed management, cleaning, construction and leasing services for the properties and advanced certain amounts to the Partnership or the Operating Partnership to fund operating deficits and loan guarantees. All of these amounts were either contributed to the Partnership or included in the Receivables Note. Accordingly, subsequent to the closing of the transactions contemplated by the Winthrop Debt Agreement and the sale of the Receivables Note, the Partnership and the Operating Partnership had no amounts due to the Affiliates and the property management, cleaning, leasing and construction services are being performed by unaffiliated third parties.

     The following table sets forth the amounts of fees, commissions and cash distributions which the Partnership and the Operating Partnership accrued for the account of the General Partners and their affiliates for the years ended December 31, 1996, 1995 and 1994. As described above, these fees have either been contributed to the Partnership or are evidenced by the Receivables Note.

Receiving
Entity           Type of Compensation       1996         1995        1994
---------        --------------------       ----         ----        ----
Winthrop         Asset Management Fee        -        $1,377,000  $1,377,000
  Management

Winthrop         Property Management       $329,000   $1,184,662  $1,166,836
  Management

Winthrop         Leasing Commissions       $ 63,000   $  475,868  $  547,726
  Management


The Cleaning     Cleaning Fees                   --   $  220,491  $  442,938
  Force

Winthrop         Construction              $ 72,000   $  609,205  $  516,186
  Financial      Supervision Fee

     WFA was entitled to nonrecurring fees for organizing the Operating Partnership, providing services for tax consultation, and acquisition and financing of the Properties. The total fees for these services were $44,911,000, of which $9,020,000 was outstanding at February 28, 1996 and December 31, 1995.

     The Operating Partnership accrues on any unpaid fees or advances due to First Winthrop and its affiliates at an interest rate of prime plus .75%. The total interest incurred during 1996, 1995 and 1994 was $694,000, $3,765,000 and $2,865,000, respectively.

     For the years ended December 31, 1994, 1995 and 1996, the Partnership allocated $2,742, $2,172 and $10,478, respectively, of taxable income (losses) to Two Winthrop in accordance with its interest in the Partnership. For the years ended December 31, 1994, 1995, and 1996 the Partnership allocated $42,955, $34,023 and $232,300, respectively, of taxable income (losses) to Linnaeus-Lexington in accordance with its interest in the Partnership. For the years ended December 31, 1994, 1995 and 1996, the Partnership allocated $297,031, $235,268 and $1,887,389, respectively, of taxable income (losses) to WIPI in accordance with its interest in the Partnership.

     The directors, officers and partners of First Winthrop and Linnaeus-Lexington and the directors, officers and general partners of WIPI receive no remuneration or other compensation from the Partnership, the Operating Partnership or the Joint Ventures.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K.

      (a) The following documents are filed as a part of this report:

          1. Financial Statements - The Consolidated Financial Statements listed on the accompanying Index to Consolidated Financial Statements are filed as a part of this Annual Report.

          2. Financial Statement Schedules - The Consolidated Financial Statement Schedules listed on the accompanying Index to Consolidated Financial Statements are filed as a part of this Annual Report.

          3. Exhibits - The Exhibits listed on the accompanying Exhibit Index are filed as a part of this Annual Report.

      (b) Reports on Form 8-K - None

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   1626 NEW YORK ASSOCIATES LIMITED
                                   PARTNERSHIP


                                   By:   TWO WINTHROP PROPERTIES, INC.
                                         Managing General Partner



                                         By: /s/   Michael L. Ashner
                                             -----------------------
                                                   Michael Ashner
                                                   Chief Executive Officer

                                   Date:  March 31, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name              Title                  Date
------------------          --------------------   --------------
/s/ Michael Ashner          Chief Executive        March 31, 1997
------------------          Officer and Director
Michael Ashner


/s/ Edward V. Williams      Chief Financial        March 31, 1997
----------------------      Officer
Edward V. Williams

                                EXHIBITS INDEX

         Exhibit                                                          Page
         -------                                                          ----
3,4      Amended and Restated Limited Partnership Agreement                  (1)
         of 1626 New York Associates Limited Partnership
         (the "Partnership")


3(a)     Amendment to Amended and Restated Limited                           (2)
         Partnership Agreement dated August 23, 1995


10(a)    Third Amended and Restated Limited Partnership                      (3)
         Agreement of Nineteen New York Properties Limited
         Partnership ("19 NY") dated as of September 20,
         1990


10(b)    Commercial Brokerage Agreements between 19 NY and                   (3)
         First Winthrop Realty Co., Inc., as amended


10(c)    Commercial Management Agreements between 19 NY and                  (3)
         Winthrop Management, as amended


10(d)    Agreements for building cleaning services between                   (3)
         19 NY and Venture Services, as amended


10(e)    Pledge and Security Agreement by Winthrop Interim                   (1)
         Partners I, A Limited Partnership ("WIPI") and
         Winthrop Financial Co., Inc. ("WFC") in favor of
         Chemical Bank


10(f)    Investor Note Loan Agreement dated September 17,                    (1)
         1984 between the Partnership and Chemical Bank as agent of The First National Bank of Boston,
         Citibank, N.A., Bank of Montreal, Bankers Trust
         Company and Manufacturers Hanover Trust Company


10(g)    Intercreditor Agreement dated as of September 17,                   (1)
         1984 by and between Continental Casualty Company
         and Chemical Bank acting on behalf of itself and
         The First National Bank of Boston, Bankers Trust
         Company, Citibank, N.A., Bank of Montreal and
         Manufacturers Hanover Trust Company
                                      32

10(h)    Form of Investor Bond issued to the Investor                        (1)
         Partnership by Continental Casualty Company


10(i)    Restated Promissory Note, dated August 25, 1987,                    (4)
         between 19 NY and The Dime Savings Bank of New
         York, FSB (for 300 Park Avenue South)


10(j)    Mortgage and Consolidation Agreement, dated August                  (4)
         25, 1987 between 19 NY and The Dime Savings Bank of New York, FSB (for 300 Park Avenue South)


10(k)    First Modification of Mortgage Note and Mortgage,                   (5)
         dated January 20, 1993 between 19 NY and The Dime
         Savings Bank of New York (for 300 Park Avenue South)


10(l)    Restated Promissory Note, dated August 25, 1987                     (4)
         between 19 NY and The Dime Savings Bank of New
         York, FSB (for 509 Fifth Avenue)


10(m)    Mortgage and Consolidation Agreement dated August                   (4)
         25, 1987 between 19 NY and The Dime Savings Bank of New York, FSB (for 509 Fifth Avenue)


10(n)   Mortgage made by 19 NY Limited Partnership to The                    (3)
        Fuji Bank ("Fuji") relating to a $250 million
        Mortgage Loan on 757 Third Avenue, 410 Park
        Avenue, 535 Fifth Avenue, 545 Fifth Avenue and
        1372 Broadway, dated as of January 18, 1990, and related Mortgage Note Consolidation, Modification and Restatement Agreement


10(o)   Fuji Loan Mortgage Modification and Restatement                      (3)
        Agreement between Fuji and 19 NY, dated as of September 18, 1990, and related Mortgage Note
        Modification and Restatement Agreement, dated
        September 18, 1990


10(p)   Second Amended and Restated Mortgage Note, Second                    (3)
        Amended and Restated Mortgage, and Renovation
        Agreement between Fuji and 19 NY, relating to The
        Fuji Bank Loan Restructuring, dated as of
        September 30, 1992

10(q)   Restructuring Agreement, dated February 28, 1996                     (6)
        among Fuji, 19 NY and 535 Fifth Avenue LLC, 545
        Fifth Avenue LLC, 757 Third Avenue LLC and 1372
        Broadway LLC (collectively, the "LLCs"), Four New
        York Properties Holdings LLC ("Holdings") and Zeus
        Property LLC ("Zeus") and Westhill Equities LLC


10(r)   Debt Modification and Purchase Agreement dated                       (6)
        February 28, 1996 among 19 NY, the Partnership,
        Isaac Asset LLC, WFC, First Winthrop Corporation,
        Winthrop Financial Associates, A Limited
        Partnership, Winthrop Management, The Cleaning
        Force, A Limited Partnership and First Winthrop
        Properties, Inc.


10(s)   Second Amended and Restated Deposit, Disbursement                    (6)
        and Security Agreement dated February 28, 1996, between the LLCs and Fuji


10(t)   Splitter Note A1, dated as of February 28, 1996,                     (6)
        between Fuji and the LLCs


10(u)   Form of Splitter Note A2-A29, dated as of February                   (6)
        28, 1996, between Fuji and the LLCs


10(v)   Form of Splitter Note B1 and B2, dated as of                         (6)
        February 28, 1996, between Fuji and the LLCs


10(w)   Unsecured Promissory Note, dated as February 28,                     (6)
        1996, between Zeus and the LLCs


10(x)   Unsecured Loan Agreement, dated February 28, 1996                    (6)
        between the LLCs and Zeus.


16.     Letter dated September 19, 1996 from Arthur                          (7)
        Andersen LLP.


27.     Financial Date Schedule                                              (6)


 (1) Incorporated by reference the Partnership's Registration Statement on Form 10, File No. 0-13500 as filed on April 30, 1985 and thereafter amended


(2) Incorporated by reference to the Partnership's Current Report on Form 8-K filed on September 6, 1995

(3) Incorporated by reference to the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1991.

(4) Incorporated by reference to the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1987

(5) Incorporated by reference to the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1992

(6) Incorporated by reference to the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995

(7) Incorporated by reference to the Partnership's Current Report on Form 8-K dated September 19, 1996.