Form 10-Q
period 1997-03-31
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1997-05-15
CIK 767411

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                                  FORM 10-Q
(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997
                                                --------------
                                       OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-13500
                                                -------
                  1626 New York Associates Limited Partnership
             (Exact name of Registrant as specified in its charter)

            Massachusetts                               04-2808184
---------------------------------------    ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

  One International Place, Boston, MA                      02110
---------------------------------------    ------------------------------------
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

                                    1 of 14

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q MARCH 31, 1997
                        PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                  March 31,   December 31,
                                                                    1997         1996
                                                                  --------     --------
ASSETS

Real estate:

        Land                                                      $ 24,440     $ 24,440
        Buildings and improvements, net of accumulated
           depreciation of $133,198 and $130,617 as of
           March 31, 1997 and December 31, 1996, respectively      110,851      110,878
                                                                  --------     --------
                                                                   135,291      135,318

Other Assets:

        Cash and cash equivalents                                      373          125
        Restricted cash                                              9,818        8,935
        Accounts receivable, net of reserves of $748
            as of March 31, 1997 and December 31, 1996                 970          751
        Prepaid expenses and other assets                            5,265        5,267
        Deferred rent receivable                                     8,366        8,424
        Deferred costs, net of accumulated amortization of
            $22,299 and $21,786 as of March 31, 1997
            and December 31, 1996, respectively                      4,415        4,827
                                                                  --------     --------
Total Assets                                                      $164,498     $163,647
                                                                  ========     ========

                See notes to consolidated financial statements.

                                    2 of 14

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q MARCH 31, 1997

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

(Continued)

LIABILITIES AND PARTNERS' DEFICIT
                                                                       March 31,     December 31,
                                                                          1997          1996
                                                                       ---------      ---------
Liabilities:

        Mortgage notes payable to affiliates                           $ 204,702      $ 205,171
        Other mortgage notes payable                                      19,142         19,171
        Notes payable and accrued interest
                to general partners and affiliates                        16,214         13,695
        Accounts payable, accrued expenses, security
                deposits and other liabilities                             9,548          8,826
        Accrued interest on mortgage notes to affiliates                  41,733         38,108
        Accrued interest on other mortgage notes                             960            960
        Deferred purchase price obligation                                 1,498          1,498
                                                                       ---------      ---------

Total Liabilities                                                        293,797        287,429
                                                                       ---------      ---------

Commitments and Contingencies

Partners' Deficit:

        Limited Partners Deficit - Units of Investor
                Limited Partnership Interest
                $250,000 stated value per unit; authorized, issued
                and outstanding -1,340 as of March 31, 1997 and
                December 31, 1996, respectively                         (134,435)      (129,148)
        Less: investor notes                                                 (68)           (68)
                                                                       ---------      ---------

                                                                        (134,503)      (129,216)

        General Partners Equity                                            5,204          5,434
                                                                       ---------      ---------

                Total Partners' Deficit                                 (129,299)      (123,782)
                                                                       ---------      ---------


Total Liabilities and Partners' Deficit                                $ 164,498      $ 163,647
                                                                       =========      =========

                See notes to consolidated financial statements.

                                    3 of 14

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q MARCH 31, 1997


Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                             For the Three Months Ended
                                                                          March 31,               March 31,
                                                                            1997                    1996
                                                                        -------------           -------------
Revenues:
        Rental and escalation income                                    $       9,827           $      11,822
        Interest and other income                                                 365                     142
                                                                        -------------           -------------

                Total revenues                                                 10,192                  11,964
                                                                        -------------           -------------

Expenses:
        Interest on obligations to affiliates                                   6,356                   2,306
        Interest                                                                  408                   3,015
        Depreciation and amortization                                           3,305                   3,609
        Real estate and other taxes                                             2,346                   2,430
        Utilities                                                               1,085                   1,109
        Cleaning and security                                                   1,034                     951
        Asset and property management fees                                        135                     344
        Repairs and maintenance                                                   280                     265
        Payroll                                                                   310                     488
        General and administrative                                                296                     270
        Professional fees                                                         154                      80
                                                                        -------------           -------------

                Total expenses                                                 15,709                  14,867
                                                                        -------------           -------------

Loss before extraordinary gain                                                 (5,517)                 (2,903)

        Extraordinary gain on transfer of 227 East 45th Street                   --                    13,688
                                                                        -------------           -------------

Net (loss) income                                                       $      (5,517)          $      10,785
                                                                        =============           =============


Net (loss) income allocated to general partners                         $        (230)          $         912
                                                                        =============           =============


Net loss before extraordinary item allocated to
   investor limited partners                                            $      (5,287)          $      (2,865)
                                                                        =============           =============

Extraordinary gain allocated to investor limited partners                        --                    12,738
                                                                        -------------           -------------

Net (loss) income allocated to investor limited partners                $      (5,287)          $       9,873
                                                                        =============           =============
Net loss per unit of investor limited partnership
        interest before extraordinary gain                              $   (3,945.52)          $   (2,138.06)

Extraordinary gain per unit of investor limited
   partnership interest                                                          --                  9,505.97
                                                                        -------------           -------------

Net (loss) income per unit of investor limited
   partnership interest                                                 $   (3,945.52)          $    7,367.91
                                                                        =============           =============

                See notes to consolidated financial statements.

                                    4 of 14

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q MARCH 31, 1997


Consolidated Statement of Partners' Deficit (Unaudited)

(In Thousands, Except Unit Data)

                                      Units of
                                      Investor          Investor
                                      Limited            Limited              General             Total
                                    Partnership         Partners'            Partners'          Partners'
                                      Interest          (Deficit)             Equity             Deficit
                                     ---------          ---------           ---------           ---------
Balance - December 31, 1996              1,340          $(129,216)          $   5,434           $(123,782)

        Net Loss                          --               (5,287)               (230)             (5,517)
                                     ---------          ---------           ---------           ---------
Balance - March 31, 1997                 1,340          $(134,503)          $   5,204           $(129,299)
                                     =========          =========           =========           =========

                See notes to consolidated financial statements.

                                    5 of 14

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q MARCH 31, 1997


Consolidated Statement of Cash Flows (Unaudited)
                                                                          For the Three Months Ended
(In Thousands)                                                         March 31,               March 31,
                                                                         1997                    1996
                                                                    -------------           -------------
Cash Flows from Operating Activities:

Net (loss) income                                                   $      (5,517)          $      10,785
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
        Depreciation                                                        2,581                   2,725
        Amortization                                                          724                     884
        Change in deferred rent receivable                                   (153)                   (181)
        Gain on transfer of 227 East 45th Street                             --                   (13,688)

Changes in operating assets and liabilities:

        Decrease in accounts receivable, prepaid
           expenses and other assets                                         (217)                    348
        Decrease in accounts payable, accrued expenses,
           security deposits and other liabilities                            722                  (1,095)
                                                                    -------------           -------------

                Net cash used in operating activities                      (1,860)                   (222)
                                                                    -------------           -------------

Cash Flows from Investing Activities:

        Additions to buildings and improvements                            (2,554)                 (1,733)
        Increase in deferred costs                                           (101)                    (81)
                                                                    -------------           -------------

                Cash used in investing activities                          (2,655)                 (1,814)
                                                                    -------------           -------------

Cash Flows from Financing Activities:

        Increase in accrued mortgage interest                               3,625                   1,406
        Principal payments on mortgage notes to affiliates                   (469)                   --
        Increase in notes payable and accrued interest to
           general partners and affiliates                                  2,519                     968
        Principal payments on other mortgage notes                            (29)                    (18)
        Increase in restricted cash                                          (883)                   (315)
                                                                    -------------           -------------


                Net cash provided by financing activities                   4,763                   2,041
                                                                    -------------           -------------

                Net increase in cash and cash equivalents                     248                       5

Cash and cash equivalents, beginning of year                                  125                     267
                                                                    -------------           -------------

Cash and cash equivalents, end of year                              $         373           $         272
                                                                    =============           =============

Supplemental Disclosure of  Cash Flow Information:

     Cash paid for interest Cash paid for interest                  $       2,780           $       3,099
                                                                    =============           =============

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

     Deed in lieu of foreclosure - See Note 4
     Related party debt forgiveness and modification - See Note 2

                See notes to consolidated financial statements.

                                    6 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-Q MARCH 31, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's annual report for the year ended December 31, 1996.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except as discussed in Notes 2, 3 and 4. Certain amounts have been reclassified to conform to the March 31, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

      The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

2.    Related Parties

      The Partnership incurred approximately $329,000 of property and asset management fees and approximately $135,000 of leasing and construction fees through February 28, 1996, payable to an affiliate of the general partner. As part of the sale of the Fuji Loan, (described in Note 3), the Partnership agreed to retain new, unaffiliated management and leasing agents for all of its properties.

      In connection with the sale of the Fuji Loan, Winthrop Financial Associates ("WFA") and certain of its affiliates entered into an agreement with the Investor Partnership, the Operating Partnership and an affiliate of Zeus Property LLC ("Zeus") with regard to amounts owed to WFA and its affiliates by the Investor Partnership and the Operating Partnership (the "Winthrop Debt Agreement"). Prior to this agreement, Winthrop and its affiliates were owed, in the aggregate, $47,162,000 by the Investor Partnership and the Operating Partnership. This amount was comprised of cash advances made by Winthrop to the Operating Partnership, as well as unpaid deferred fees related to the on-site management of the properties, asset management and syndication. This amount also included accrued interest on these outstanding balances.

      Under the Winthrop Debt Agreement, Winthrop and its affiliates contributed approximately $37,162,000 of the $47,162,000 to the Operating Partnership. The remaining $10,000,000 receivable has been evidenced by a promissory note issued by the Operating Partnership (the "Receivables Note") and is payable from the excess cash flow, as defined, from 509

      Fifth Avenue and 300 Park Avenue South. WFA then sold the Receivables Note to an affiliate of Zeus for a payment of $6 million in cash. The Receivables Note has an annual base interest rate of 6% and an additional annual contingent interest rate of 9%. Interest is payable only from available cash flow after payment of debt service on the Dime loans. Interest, to the extent that it cannot be paid currently, accrues until the maturity of this Note on July 31, 1997. However, the holder of the Receivables Note previously entered into a forbearance agreement which prohibits it from exercising its remedies if the Receivables Note is not satisfied at maturity.

                                    7 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-Q MARCH 31, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.    Related Parties (Continued)

      As of March 31, 1997, the outstanding balance against the Unsecured Note, as defined below, was $5,187,000, and is included in notes payable and accrued interest to general partners and affiliates.

3.    Debt Modification

      On February 28, 1996, Zeus purchased the existing debt held by The Fuji Bank, Ltd. for $115 million. The Operating Partnership obtained a reduction in the current interest required to be paid under the modified loan which, based on current projections, will greatly reduce the likelihood of monetary default under the loan prior to February 28, 1998, the new maturity date for a portion of the loan. As part of the restructuring of the Fuji loan, each of the Operating Partnership's 535 and 545 Fifth Avenue, 1372 Broadway and 757 Third Avenue properties (the "Fuji Properties") were conveyed by the Operating Partnership to newly-created limited liability companies which are wholly-owned, indirectly, by the Operating Partnership and its partners.

      The modified Fuji loan (the "Modified Loan") is comprised of several component non-recourse loans, all held by Zeus and its affiliates. The most senior loan component consists of a series of secured notes in the aggregate principal amount of $102,252,000 at March 31, 1997. These notes have an annual interest rate of 295 basis points over 30-day LIBOR (8.37% at March 31, 1997), maturing on February 28, 1998 unless extended at Zeus' option (the "Secured A Notes").

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

      The Partnership has maturing mortgage debt, totaling approximately $29,000,000, plus accrued interest, due between July 31, 1997 and December 31, 1997, approximately $102,000,000 due February 28, 1998 and a $25,000,000 mandatory principal payment due March 15, 1998. The Partnership is attempting to refinance or restructure the 1997 liabilities. However, based on the current value of the Properties it is highly unlikely the Partnership will be able to meet its 1998 obligations. Accordingly, it appears there is a substantial likelihood that some or all of the Properties will be lost through foreclosure in 1998. This raises substantial doubt about the Partnerships' ability to continue as a going concern.

                                    8 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-Q MARCH 31, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.    Deed in Lieu of Foreclosure

      In early January 1996, a deed in lieu of foreclosure agreement was reached between the Operating Partnership and Sanwa Business Credit Corporation ("Sanwa"). Pursuant to the deed in lieu of foreclosure agreement, the Operating Partnership transferred title to the property located at 227 East 45th St. to Sanwa on January 24, 1996. In exchange, Sanwa released, as of the closing date, the Operating Partnership from all claims, demands, liabilities, obligations, actions and causes of any kind with regard to Sanwa.

      As of December 31, 1995, the related indebtedness to Sanwa was approximately $24,409,000. As a result of the above described transactions, the Operating Partnership has recognized an extraordinary gain of approximately $13,688,000. The property was stated at its fair value as of December 31, 1995 as a result of a recorded write-down.

5.    Subsequent Event

      In April 1997, the Partnership contracted to sell its 1372 Broadway property to an unaffiliated third party for $52,000,000. If the sale is consummated, all of the proceeds from such sale will be required to be used to partially satisfy the Modified Loan. For financial statement purposes, the Partnership will recognize a substantial gain on the sale.


                                    9 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-Q-MARCH 31, 1997

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations

           This Item should be read in conjunction with the Consolidated Financial Statements and other items contained elsewhere in this Report.

           Liquidity and Capital Resources

           The Registrant serves as the general partner of Nineteen New York Properties Limited Partnership (the "Operating Partnership"). All of the Operating Partnership's six remaining properties (the "Properties") are office buildings located in New York City. The Registrant's sole source of revenue is from distributions from the Operating Partnership and interest income on cash reserves. The Registrant is responsible for its operating expenses. The Operating Partnership receives rental revenue from tenants and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

           The Registrant and the Operating Partnership had $373,000 of cash and cash equivalents and $9,818,000 of restricted cash at March 31, 1997, as compared to $125,000 and $8,935,000 respectively, at December 31, 1996. Restricted cash includes amounts held in mortgage collateral accounts, restricted operating accounts, and tenant security and utility deposits accounts. The $248,000 increase in cash and cash equivalents at March 31, 1997, as compared to December 31, 1996, was due to $4,763,000 of cash provided by financing activities, which was substantially offset by $2,655,000 of cash used in investing activities and $1,860,000 of cash used in operating activities. Cash used in investing activities consisted primarily of $2,554,000 of improvements to real estate, the majority of which were building improvements. Cash provided by financing activities consisted of the accrual of $3,625,000 of interest on mortgage notes payable, $2,295,000 in borrowings against the unsecured line of credit, and $200,000 of accrued and unpaid interest on the Receivables Note. In addition, Registrant used $469,000 of cash provided by financing activities for principal payments on mortgage notes to affiliates. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

           The Operating Partnership's only other source of liquidity is a $19,550,000 unsecured credit line provided by Zeus Property LLC ("Zeus"). This credit line can be used by the Operating Partnership to fund capital improvements and tenant lease-up costs at the Fuji Properties. However, any borrowings under this credit line are subject to Zeus' discretion. Accordingly, it is possible that the

           Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. As of March 31, 1997, the outstanding borrowings against the unsecured credit line were $5,187,000.

           The Registrant has maturing mortgage debt, totaling approximately $29,000,000, plus accrued interest, due between July 31, 1997 and December 31, 1997, approximately $102,000,000 due February 28, 1998 and a $25,000,000 mandatory principal payment due March 15, 1998. The Registrant is attempting to refinance or restructure the 1997 liabilities. However, based on the current value of the Properties it is highly unlikely the Registrant will be able to meet its 1998 obligations. Accordingly, it appears there is a substantial likelihood that some or all of the Properties will be lost through foreclosure in 1998. This raises substantial doubt about the Partnerships' ability to continue as a going concern.

                                    10 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-Q-MARCH 31, 1997


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

           Liquidity and Capital Resources (Continued)

           In May 1997, the Registrant entered into an agreement to sell its 1372 Broadway property for $52,000,000. If the sale is consummated, all of the proceeds from such sale will be required to be used to partially satisfy the Modified Loan. The sale, which is subject to the purchaser's due diligence review and other customary conditions, is expected to close in the first quarter of 1998.

           It appears that the Registrant's original objective of capital appreciation will not be achieved and it is anticipated that the Registrant's partners will not receive any future distributions. Accordingly, the Registrant's partners will not receive a return of their original investment.

           There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment and individual rights (such as the American with Disabilities Act). The Registrant is unable to predict the extent, if any, to which such new legislation or regulation might occur and the degree to which such existing or new legislation or regulations might adversely affect the Registrant's liquidity and capital resources.

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

                                    11 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-Q-MARCH 31, 1997


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

           Results of Operations

           Three Months ended March 31, 1997 vs.  March 31, 1996

           The Partnership generated a net loss of approximately $5.5 million for the three months ended March 31, 1997, as compared to a net loss before extraordinary gain of approximately $2.9 million for the three months ended March 31, 1996. The increase in net loss before the extraordinary gain was due to a decrease in revenues and an increase in expenses.

           Base rent and rent escalations (collectively "rental and escalation income") decreased to approximately $10 million for the three months ended March 31, 1997 as compared to approximately $12 million for the three months ended March 31, 1996. Rental and escalation income declined due to a decrease in rental revenues at 757 Third Avenue, 535 Fifth Avenue and 300 Park Avenue South for the three months ended March 31, 1997, as compared to 1996. These decreases were partially offset by an increase in rental and escalation income at 1372 Broadway of approximately $400,000. The lower rental revenues were primarily the result of lower effective rental rates, decreased occupancy and an increase in rental concessions. Rental and escalation income at the other properties remained relatively constant.

           Expenses increased by $842,000 for the three months ended March 31, 1997, as compared to 1996. The increases in overall interest expense of $1,443,000, general and administrative expenses of $26,000 and professional fees of $74,000, were partially offset by decreases in overall operating expenses (i.e., real estate and other taxes, payroll, utilities, repairs and maintenance, and cleaning and security) of $188,000, asset and property management fees of $209,000, depreciation and amortization expense of approximately $304,000.

           Interest expense increased due to the Modified Loan incurring interest at an overall higher interest rate than on the prior loan. Asset and property management fees declined due to the elimination of the asset management fee payable to a related party and the new management agreement (which changed the previous fee of 2.5% of cash receipts to a fixed fee). Depreciation and amortization expenses declined due to fixed assets and intangible assets becoming fully amortized during 1996, which was only slightly offset by the current years fixed asset additions.

           As of March 31, 1997 and 1996, the current portfolio's occupancy was 79% and 90%, respectively. During the first three months of 1997, the Operating Partnership signed new, renewal, extension, and expansion leases totaling 59,610 square feet at rental terms comparable to buildings of similar quality in the market.

                                    12 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-Q-MARCH 31, 1997


Part II - Other Information


Item 6.          Exhibits and Reports on Form 8-K


           a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           b)    Reports on Form 8K:

                 No report on Form 8-K was filed during the period.



                                    13 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                            FORM 10-Q-MARCH 31, 1997



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

                                   1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP


                                   BY:   TWO WINTHROP PROPERTIES, INC.
                                         MANAGING GENERAL PARTNER


                                         BY:     /s/ Michael L. Ashner
                                                 ------------------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer


                                         BY:     /s/ Edward V. Williams
                                                 ------------------------------
                                                 Edward V. Williams
                                                 Chief Financial Officer


                              DATED:   May 15, 1997


                                    14 of 14