Form 10-Q
period 1997-06-30
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1997-08-13
CIK 767411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q

   (Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to ________________

                         Commission File Number 0-13500

                  1626 New York Associates Limited Partnership
             (Exact name of Registrant as specified in its charter)

             Massachusetts                              04-2808184
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

  One International Place, Boston, MA                     02110
(Address of principal executive office)                (Zip Code)

        Registrant's telephone number, including area code (617) 330-8600

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

                                     1 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1997
                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  CONSOLIDATED FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)


                                                                                       JUNE 30,               DECEMBER 31,
                                                                                         1997                     1996
                                                                                 ---------------------    ---------------------
ASSETS

Real estate:

     Land                                                                        $             24,440     $             24,440
     Buildings and improvements, net of accumulated
        depreciation of $135,893 and $130,617 as of
        June 30, 1997 and December 31, 1996, respectively                                     110,198                  110,878
                                                                                 ---------------------    ---------------------

                                                                                              134,638                  135,318

Other Assets:

     Cash and cash equivalents                                                                    382                      125
     Restricted cash                                                                            7,062                    8,935
     Accounts receivable, net of reserves of $638 and $748
         as of June 30, 1997 and December 31, 1996, respectively                                  801                      751
     Prepaid expenses and other assets                                                          5,478                    5,267
     Deferred rent receivable                                                                   8,514                    8,424
     Deferred costs, net of accumulated amortization of
         $22,895 and $21,786 as of June 30, 1997
         and December 31, 1996, respectively                                                    6,117                    4,827
                                                                                 ---------------------    ---------------------

Total Assets                                                                      $           162,992     $            163,647
                                                                                 =====================    =====================


                 See notes to consolidated financial statements.

                                     2 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1997

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

(CONTINUED)

LIABILITIES AND PARTNERS' DEFICIT

                                                                                       JUNE 30,               DECEMBER 31,
                                                                                         1997                     1996
                                                                                 ---------------------    ---------------------
Liabilities:

     Mortgage notes payable to affiliates                                        $            204,690     $            205,171
     Other mortgage notes payable                                                              19,112                   19,171
     Notes payable and accrued interest
         to general partners and affiliates                                                    18,201                   13,695
     Accounts payable, accrued expenses, security
         deposits and other liabilities                                                         9,303                    8,826
     Accrued interest on mortgage notes to affiliates                                          45,272                   38,108
     Accrued interest on other mortgage notes                                                     960                      960
     Deferred purchase price obligation                                                         1,498                    1,498
                                                                                 ---------------------    ---------------------

Total Liabilities                                                                             299,036                  287,429
                                                                                 ---------------------    ---------------------

Commitments and Contingencies

Partners' Deficit:

     Limited Partners Deficit - Units of Investor Limited Partnership Interest
         $250,000 stated value per unit; authorized, issued and outstanding
         -1,340 as of June 30, 1997 and
         December 31, 1996, respectively                                                     (140,873)                (129,148)
     Less: investor notes                                                                         (68)                     (68)
                                                                                 ---------------------    ---------------------

                                                                                             (140,941)                (129,216)

     General Partners Equity                                                                    4,897                    5,434
                                                                                 ---------------------    ---------------------

         Total Partners' Deficit                                                             (136,044)                (123,782)
                                                                                 ---------------------    ---------------------


Total Liabilities and Partners' Deficit                                           $           162,992     $            163,647
                                                                                 =====================    =====================

                 See notes to consolidated financial statements.

                                     3 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                                 FOR THE SIX MONTHS ENDED
                                                                                                JUNE 30,            JUNE 30,
                                                                                                 1997                 1996
                                                                                          -------------------  -------------------

Revenues:

     Rental and escalation income                                                         $           18,719   $           22,450
     Interest and other income                                                                           678                  169
                                                                                          -------------------  -------------------

        Total revenues                                                                                19,397               22,619
                                                                                          -------------------  -------------------

Expenses:

     Interest on obligations to affiliates                                                            12,799                6,485
     Interest                                                                                            710                3,990
     Depreciation and amortization                                                                     6,803                8,295
     Real estate and other taxes                                                                       4,697                4,847
     Utilities                                                                                         2,066                2,156
     Cleaning and security                                                                             2,000                1,902
     Asset and property management fees                                                                  267                  432
     Repairs and maintenance                                                                             681                  900
     Payroll                                                                                             645                  731
     General and administrative                                                                          639                  714
     Professional fees                                                                                   302                  252
     Provision for doubtful accounts                                                                      50                    -
                                                                                          -------------------  -------------------

        Total expenses                                                                                31,659               30,704
                                                                                          -------------------  -------------------

Loss before extraordinary gain                                                                       (12,262)              (8,085)

     Extraordinary gain on transfer of 227 East 45th Street                                                -               13,688
                                                                                          -------------------  -------------------

Net (loss) income                                                                         $          (12,262)  $            5,603
                                                                                          ===================  ===================



Net (loss) income allocated to general partners                                           $             (537)  $              747
                                                                                          ===================  ===================

Net loss before extraordinary item allocated to
   investor limited partners                                                              $          (11,725)  $           (7,882)

Extraordinary gain allocated to investor limited partners                                                  -               12,738
                                                                                          -------------------  -------------------

Net (loss) income allocated to investor limited partners                                  $          (11,725)  $            4,856
                                                                                          ===================  ===================

Net loss per unit of investor limited partnership
     interest before extraordinary gain                                                   $        (8,750.00)  $        (5,882.09)

Extraordinary gain per unit of investor limited
   partnership interest                                                                                    -             9,505.97
                                                                                          -------------------  -------------------

Net (loss) income per unit of investor limited
   partnership interest                                                                   $        (8,750.00)  $         3,623.88
                                                                                          ===================  ===================


                 See notes to consolidated financial statements.

                                     4 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                                FOR THE THREE MONTHS ENDED
                                                                                                JUNE 30,            JUNE 30,
                                                                                                 1997                 1996
                                                                                          -------------------  -------------------

Revenues:

     Rental and escalation income                                                         $            8,892   $           10,628
     Interest and other income                                                                           313                   27
                                                                                          -------------------  -------------------

        Total revenues                                                                                 9,205               10,655
                                                                                          -------------------  -------------------

Expenses:

     Interest on obligations to affiliates                                                             6,443                4,179
     Interest                                                                                            302                  975
     Depreciation and amortization                                                                     3,498                4,686
     Real estate and other taxes                                                                       2,351                2,417
     Utilities                                                                                           981                1,047
     Cleaning and security                                                                               966                  951
     Asset and property management fees                                                                  132                   88
     Repairs and maintenance                                                                             401                  635
     Payroll                                                                                             335                  243
     General and administrative                                                                          343                  444
     Professional fees                                                                                   148                  172
     Provision for doubtful accounts                                                                      50                    -
                                                                                          -------------------  -------------------

        Total expenses                                                                                15,950               15,837
                                                                                          -------------------  -------------------

Net loss                                                                                              (6,745)              (5,182)
                                                                                          ===================  ===================

Net loss allocated to general partners                                                    $             (307)  $             (165)
                                                                                          ===================  ===================

Net loss allocated to investor limited partners                                           $           (6,438)  $           (5,017)
                                                                                          ===================  ===================


Net loss per unit of investor limited partnership
     interest                                                                             $        (4,804.48)  $        (3,744.03)
                                                                                          ===================  ===================


                 See notes to consolidated financial statements.

                                     5 of 16

                             1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1997

CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT (UNAUDITED)

(IN THOUSANDS, EXCEPT UNIT DATA)

                                                 UNITS OF
                                                 INVESTOR             INVESTOR
                                                  LIMITED              LIMITED                GENERAL                 TOTAL
                                                PARTNERSHIP           PARTNERS'              PARTNERS'              PARTNERS'
                                                 INTEREST             (DEFICIT)                EQUITY                DEFICIT
                                             ------------------ ----------------------  ---------------------  ---------------------


Balance - December 31, 1996                              1,340  $            (129,216)  $              5,434   $           (123,782)

    Net Loss                                                 -                (11,725)                  (537)               (12,262)
                                             ------------------ ----------------------  ---------------------  ---------------------

Balance - June 30, 1997                                  1,340  $            (140,941)  $              4,897   $           (136,044)
                                             ================== ======================  =====================  =====================


                 See notes to consolidated financial statements.

                                     6 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1997

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                            FOR THE SIX MONTHS ENDED
(IN THOUSANDS)                                                                             JUNE 30,           JUNE 30,
                                                                                             1997                1996
                                                                                      -----------------   -----------------
Cash Flows from Operating Activities:

Net (loss) income                                                                     $        (12,262)   $          5,603
Adjustments to reconcile net (loss) income to net cash
  (used in) provided by operating activities:

     Depreciation                                                                                5,276               8,295
     Amortization                                                                                1,527                   -
     Change in deferred rent receivable                                                           (508)                 28
     Gain on transfer of 227 East 45th Street                                                        -             (13,688)
     Provision for doubtful accounts                                                                50                   -

Changes in operating assets and liabilities:

     Increase in accounts receivable, prepaid
        expenses and other assets                                                                 (311)                899
     Decrease in accounts payable, accrued expenses,
        security deposits and other liabilities                                                    477                 987
                                                                                      -----------------   -----------------

       Net cash (used in) provided by operating activities                                      (5,751)              2,124
                                                                                      -----------------   -----------------

Cash Flows from Investing Activities:

     Additions to buildings and improvements                                                    (4,596)             (3,265)
     Increase in deferred costs                                                                 (2,399)               (108)
                                                                                      -----------------   -----------------

       Cash used in investing activities                                                        (6,995)             (3,373)
                                                                                      -----------------   -----------------

Cash Flows from Financing Activities:

     Increase in accrued mortgage interest                                                       7,164                   -
     Principal payments on mortgage notes to affiliates                                           (481)                  -
     Increase in notes payable and accrued interest to

        general partners and affiliates                                                          4,506              (1,104)

     Principal payments on other mortgage notes                                                    (59)                (55)
     Decrease in restricted cash                                                                 1,873               2,443
                                                                                      -----------------   -----------------

       Net cash provided by financing activities                                                13,003               1,284
                                                                                      -----------------   -----------------

       Net increase in cash and cash equivalents                                                   257                  35

Cash and cash equivalents, beginning of period                                                     125                 267
                                                                                      -----------------   -----------------

Cash and cash equivalents, end of period                                              $            382    $            302
                                                                                      =================   =================

Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                                                           $          5,876    $          7,221
                                                                                      =================   =================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

     Deed in lieu of foreclosure - See Note 4
     Related party debt forgiveness and
     modification - See Note 2

                 See notes to consolidated financial statements.

                                     7 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except as discussed in Notes 2, 3 and 4. Certain amounts have been reclassified to conform to the June 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

      The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

      300 Park Avenue South. WFA then sold the Receivables Note to an affiliate of Zeus for a payment of $6 million in cash. The Receivables Note has an annual base interest rate of 6% and an additional annual contingent interest rate of 9% and was scheduled to mature on July 31, 1997. Interest is payable only from available cash flow after payment of debt service on the Dime loans. Interest, to the extent that it cannot be paid currently, accrues until the repayment of this Note. However, the holder of the Receivables Note previously entered into a forbearance agreement which prohibits it from exercising its remedies if the Receivables Note is not satisfied at maturity. The Note was not satisfied on July 31, 1997. The Partnership is currently negotiating to extend the Receivables Note.

                                     8 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1997

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Related Parties (Continued)

      As of June 30, 1997, the outstanding balance against the Unsecured Note was $6,929,000 and is included in notes payable and accrued interest to general partners and affiliates.

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

      The modified Fuji loan (the "Modified Loan") is comprised of several component non-recourse loans, all held by Zeus and its affiliates. The senior loan component consists of a series of secured notes in the aggregate principal amount of $102,240,000 at June 30, 1997. These notes have an annual interest rate of 295 basis points over 30-day LIBOR (8.64% at June 30, 1997), maturing on February 28, 1998 unless extended at Zeus' option (the "Secured A Notes").

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

      The Partnership has maturing mortgage debt, totaling approximately $29,000,000, plus accrued interest, due between July 31, 1997 and December 31, 1997, approximately $102,000,000 due February 28, 1998 and a $25,000,000 mandatory principal payment due March 15, 1998. The Partnership is currently negotiating to refinance or restructure the 1997 liabilities. It is anticipated that loans, representing $19,000,000 of the $29,000,000 due in 1997, will be refinanced with a new lender. However, based on the current value of the Properties it is highly unlikely the Partnership will be able to meet its 1998 obligations. Accordingly, it appears there is a substantial likelihood that some or all of the Properties will be lost through foreclosure in 1998. This raises substantial doubt about the Partnerships' ability to continue as a going concern.

                                     9 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1997

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

5.    Contract for Sale of Property

      In May 1997, the Partnership contracted to sell its 1372 Broadway property to an unaffiliated third party for $52,000,000. The sale is expected to close in January 1998. All of the proceeds from such sale will be required to be used to partially satisfy the Modified Loan. For financial statement purposes, the Partnership will recognize a substantial gain on the sale.

6.    Subsequent Event

      In August 1997, Zeus sold the portion of the Modified Loan allocated to 1372 Broadway to the ultimate purchaser of the property. The terms of the loan remain unchanged.

                                    10 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1997

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

           The Registrant and the Operating Partnership had $382,000 of cash and cash equivalents and $7,062,000 of restricted cash at June 30, 1997, as compared to $125,000 and $8,935,000 respectively, at December 31, 1996. Restricted cash primarily includes amounts held in mortgage collateral accounts. The $257,000 increase in cash and cash equivalents at June 30, 1997, as compared to December 31, 1996, was due to $13,003,000 of cash provided by financing activities, which was substantially offset by $6,995,000 of cash used in investing activities and $5,751,000 of cash used in operating activities. Cash used in investing activities consisted primarily of $4,596,000 of improvements to real estate, the majority of which were building improvements, and $2,399,000 of cash expended on leasing activities. Cash provided by financing activities consisted primarily of the accrual of $7,164,000 of interest on mortgage notes payable, $4,037,000 in borrowings against the unsecured line of credit, and $368,000 of accrued and unpaid interest on the Receivables Note. In addition, Registrant used $481,000 of cash provided by financing activities for principal payments on mortgage notes to affiliates. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

           The Operating Partnership's only other source of liquidity is a $19,550,000 unsecured credit line provided by Zeus Property LLC ("Zeus"). This credit line can be used by the Operating Partnership to fund capital improvements and tenant lease-up costs at the Fuji Properties. However, any borrowings under this credit line are subject to Zeus' discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. As of June 30, 1997, the outstanding borrowings against the unsecured credit line were $6,929,000.

                                   11 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q-JUNE 30, 1997

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

           Liquidity and Capital Resources (Continued)

           The Registrant has maturing mortgage debt, totaling approximately $29,000,000, plus accrued interest, due between July 31, 1997 and December 31, 1997, approximately $102,000,000 due February 28, 1998 and a $25,000,000 mandatory principal payment due March 15, 1998. The Registrant is currently negotiating to refinance, extend, or restructure the 1997 maturing liabilities. It is anticipated that loans, representing $19,000,000 of the $29,000,000 due in 1997, will be refinanced with a new lender. The $10,000,000 Receivables Note, which was scheduled to mature July 31, 1997, was not satisfied at maturity. The holder of the Receivables Note previously entered into a forbearance agreement which prohibits it from exercising its remedies if the Receivables Note was not satisfied at maturity. However, based on the current value of the Properties it is highly unlikely the Registrant will be able to meet its 1998 maturing debt obligations. Accordingly, some or all of the Properties will be lost through foreclosure in 1998. This raises substantial doubt about the Partnerships' ability to continue as a going concern.

           In May 1997, the Registrant entered into an agreement to sell its 1372 Broadway property for $52,000,000. All of the proceeds from such sale will be required to be used to partially satisfy the Modified Loan. The sale is expected to close in January 1998.

           In August 1997, Zeus sold the portion of the Modified Loan allocated to 1372 Broadway to the ultimate purchaser of the property. This transaction is not expected to have any effect on the Registrant.

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

                                    12 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q-JUNE 30, 1997

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

           Results of Operations

           Six Months ended June 30, 1997 vs.  June 30, 1996

           The Partnership generated a net loss of approximately $12.3 million for the six months ended June 30, 1997, as compared to a net loss before extraordinary gain of approximately $8.1 million for the six months ended June 30, 1996. The increase in net loss before the extraordinary gain was due to a decrease in revenues and an increase in expenses.

           Base rent and rent escalations (collectively "rental and escalation income") decreased to approximately $18.7 million for the six months ended June 30, 1997 as compared to approximately $22.5 million for the six months ended June 30, 1996. Rental and escalation income declined due to a decrease in rental revenues at 757 Third Avenue, 1372 Broadway, 535 Fifth Avenue and 300 Park Avenue South for the six

           months ended June 30, 1997, as compared to 1996. The lower rental revenues were primarily the result of lower effective rental rates. Rental and escalation income at the other properties remained relatively constant.

           Expenses increased by $955,000 for the six months ended June 30, 1997, as compared to 1996. The increase in interest expense was partially offset by decreases in overall operating expenses (i.e., real estate and other taxes, payroll, utilities, repairs and maintenance, and cleaning and security) asset and property management fees and depreciation and amortization expense.

           Interest expense increased due to the Modified Loan incurring interest at an overall higher interest rate than on the prior loan. Asset and property management fees declined due to the elimination of the asset management fee payable to a related party and the new management agreement (which changed the previous fee of 2.5% of cash receipts to a fixed fee). Depreciation and amortization expenses declined due to fixed assets and intangible assets becoming fully amortized during 1996, which was only partially offset by the current years fixed asset additions. All other expenses remained relatively constant.

           On May 27, 1997, approximately 90,000 square feet of unoccupied space at the Partnerships 757 Third Avenue Property was re-leased, representing approximately 20% of the building. As of June 30, 1997 and 1996, the current portfolio's occupancy was 86% and 82%, respectively. During the first six months of 1997, the Operating Partnership signed new, renewal, extension, and expansion leases totaling 380,742 square feet at rental terms comparable to buildings of similar quality in the market.

                                    13 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q-JUNE 30, 1997

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

           Results of Operations

           Three Months ended June 30, 1997 vs.  June 30, 1996

           The Partnership generated a net loss of approximately $6.7 million for the three months ended June 30, 1997, as compared to a net loss before extraordinary gain of approximately $5.2 million for the three months ended June 30, 1996. The increase in net loss was due to a decrease in revenues and an increase in expenses.

           Rental and escalation income decreased to approximately $8.9 million for the three months ended June 30, 1997 as compared to approximately $10.6 million for the three months ended June 30, 1996. Rental and escalation income declined due to a decrease in rental revenues at 757 Third Avenue, 1372 Broadway, 535 Fifth Avenue and 300 Park Avenue South for the three months ended June 30, 1997, as compared to 1996. The lower rental revenues were primarily the result of lower effective rental rates. Rental and escalation income at the other properties remained relatively constant.

           Expenses increased by $113,000 for the three months ended June 30, 1997, as compared to 1996. The increase in interest expense was partially offset by decreases in overall operating expenses (i.e., real estate and other taxes, payroll, utilities, repairs and maintenance, and cleaning and security) and depreciation and amortization expense.

                                    14 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q-JUNE 30, 1997

Part II - Other Information

Item 6.          Exhibits and Reports on Form 8-K

           a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           b)    Reports on Form 8K:

                 No report on Form 8-K was filed during the period.

                                    15 of 16

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q-JUNE 30, 1997

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

                                   1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                                   BY:   TWO WINTHROP PROPERTIES, INC.
                                         MANAGING GENERAL PARTNER

                                         BY:     /s/ Michael L. Ashner
                                                 ----------------------------
                                                 Michael L. Ashner
                                                 Chief Executive Officer

                                         BY:     /s/ Edward V. Williams
                                                 ----------------------------
                                                 Edward V. Williams
                                                 Chief Financial Officer

                                   DATED:   August 14, 1997

                                    16 of 16