Form 10-Q
period 1997-09-30
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1997-11-14
CIK 767411

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                                  FORM 10-Q
(Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997
                                             ------------------
                                      OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _______________ to ________________

                        Commission File Number   0-13500
                                               -----------
                 1626 New York Associates Limited Partnership
           -------------------------------------------------------
            (Exact name of Registrant as specified in its charter)

               Massachusetts                           04-2808184
          ----------------------                   -----------------
       (State or other jurisdiction of    (I.R.S. Employer Identification No.)
       incorporation or organization)

        Five Cambridge Center, Cambridge, MA           02142-1493
       --------------------------------------      -----------------
       (Address of principal executive office)         (Zip Code)

       Registrant's telephone number, including area code   (617) 234-3000
                                                           ----------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X       No
                                         -----        -----

                                     1 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1997
                        PART 1 - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)
                                                    September 30,  December 31,
                                                        1997           1996
                                                    -------------  ------------

ASSETS

Real estate:

  Land                                                $  24,440     $  24,440
  Buildings and improvements, net of accumulated
    depreciation of $138,641 and $130,617 as of
    September 30, 1997 and December 31, 1996,
    respectively                                        108,661       110,878
                                                      ---------     ---------
                                                        133,101       135,318

Other Assets:

  Cash and cash equivalents                                 293           125
  Restricted cash                                        12,392         8,935
  Accounts receivable, net of reserves of $638
    and $748 as of September 30, 1997 and
    December 31, 1996, respectively                         822           751
  Prepaid expenses and other assets                       4,044         5,267
  Deferred rent receivable                               10,673         8,424
  Deferred costs, net of accumulated amortization
    of $22,800 and $21,786 as of September 30, 1997
    and December 31, 1996, respectively                   6,971         4,827
                                                      ---------     ---------
Total Assets                                          $ 168,296     $ 163,647
                                                      =========     =========


               See notes to consolidated financial statements.

                                   2 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1997

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

(Continued)

LIABILITIES AND PARTNERS' DEFICIT
                                                   September 30,   December 31,
                                                        1997           1996
                                                   -------------   ------------
Liabilities:

  Mortgage notes payable to affiliates               $  128,162     $  205,171
  Other mortgage notes payable                          100,461         19,171
  Notes payable and accrued interest
    to general partners and affiliates                   20,106         13,695
  Accounts payable, accrued expenses, security
    deposits and other liabilities                        9,163          8,826
  Accrued interest on mortgage notes to affiliates       33,666         38,108
  Accrued interest on other mortgage notes               15,742            960
  Deferred purchase price obligation                      1,498          1,498
                                                     -----------    -----------
Total Liabilities                                       308,798        287,429
                                                     -----------    -----------
Commitments and Contingencies
Partners' Deficit:

  Limited Partners Deficit - Units of Investor
    Limited Partnership Interest
    $250,000 statedvalue per unit; authorized,
    issued and outstanding - 1,340 as of
    September 30, 1997 and December 31, 1996,
    respectively                                       (145,184)      (129,148)
  Less: investor notes                                      (68)           (68)
                                                     -----------    -----------
                                                       (145,252)      (129,216)

  General Partners Equity                                 4,750          5,434
                                                     -----------    -----------
    Total Partners' Deficit                            (140,502)      (123,782)
                                                     -----------    -----------
Total Liabilities and Partners' Deficit              $  168,296     $  163,647
                                                     ===========    ===========

               See notes to consolidated financial statements.

                                   3 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1997


Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)
                                                  For the Nine Months Ended
                                                 September 30,   September 30,
                                                     1997             1996
                                                 -------------   --------------
Revenues:
  Rental and escalation income                   $     31,432     $    32,715
  Interest and other income                             1,026             312
                                                 -------------    ------------
    Total revenues                                     32,458          33,027
                                                 -------------    ------------
Expenses:
  Interest on obligations to affiliates                18,558          11,242
  Interest                                              1,902           4,747
  Depreciation and amortization                        11,214          11,929
  Real estate and other taxes                           7,195           7,208
  Utilities                                             3,491           3,640
  Cleaning and security                                 3,011           2,853
  Asset and property management fees                      375             726
  Repairs and maintenance                               1,004             925
  Payroll                                                 984           1,050
  General and administrative                              981           1,062
  Professional fees                                       413             588
  Provision for doubtful accounts                          50              --
                                                 -------------    ------------
    Total expenses                                     49,178          45,970
                                                 -------------    ------------
Loss before extraordinary gain                        (16,720)        (12,943)

  Extraordinary gain on transfer of
    227 East 45th Street                                   --          13,688
                                                 -------------    ------------
Net (loss) income                                $    (16,720)    $       745
                                                 =============    ============
Net (loss) income allocated to
  general partners                               $       (684)    $       564
                                                 =============    ============
Net loss before extraordinary item
  allocated to investor limited partners         $    (16,036)    $   (12,557)

Extraordinary gain allocated to investor
  limited partners                                         --          12,738
                                                 -------------    ------------
Net (loss) income allocated to investor
  limited partners                               $    (16,036)    $       181

                                                 =============    ============
Net loss per unit of investor limited
  partnership interest before extraordinary
  gain                                           $ (11,967.16)    $ (9,370.90)

Extraordinary gain per unit of investor
  limited partnership interest                             --        9,505.97
                                                 -------------    ------------
Net (loss) income per unit of investor
  limited partnership interest                   $ (11,967.16)    $    135.07
                                                 =============    ============


               See notes to consolidated financial statements.

                                   4 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1997


Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)
                                                 For the Three Months Ended
                                                September 30,    September 30,
                                                     1997             1996
                                                -------------    -------------
Revenues:
  Rental and escalation income                   $    12,713      $    10,265
  Interest and other income                              348              143
                                                 ------------     ------------
    Total revenues                                    13,061           10,408
                                                 ------------     ------------
Expenses:
  Interest on obligations to affiliates                5,759            4,757
  Interest                                             1,192              757
  Depreciation and amortization                        4,411            3,634
  Real estate and other taxes                          2,498            2,361
  Utilities                                            1,425            1,484
  Cleaning and security                                1,011              951
  Asset and property management fees                     108              294
  Repairs and maintenance                                323               25
  Payroll                                                339              319
  General and administrative                             342              348
  Professional fees                                      111              336
                                                 ------------     ------------
    Total expenses                                    17,519           15,266
                                                 ------------     ------------
Net loss                                         $    (4,458)     $    (4,858)
                                                 ============     ============
Net loss allocated to general partners           $      (147)     $      (183)
                                                 ============     ============
Net loss allocated to investor limited
  partners                                       $    (4,311)     $    (4,675)
                                                 ============     ============
Net loss per unit of investor limited
  partnership interest                           $ (3,217.16)     $ (3,488.81)
                                                 ============     ============


               See notes to consolidated financial statements.

                                   5 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1997

Consolidated Statement of Partners' Deficit (Unaudited)

(In Thousands, Except Unit Data)

                              Units of
                              Investor     Investor
                              Limited      Limited      General       Total
                            Partnership    Partners'   Partners'    Partners'
                              Interest     (Deficit)    Equity        Deficit
                            ------------   ---------   ----------   ---------

Balance - December 31, 1996    1,340       $ (129,216)   $ 5,434    $ (123,782)

  Net loss                        --          (16,036)      (684)      (16,720)
                               -----       -----------   --------   -----------
Balance - September 30, 1997   1,340       $ (145,252)   $ 4,750    $ (140,502)
                               =====       ===========   ========   ===========





               See notes to consolidated financial statements.

                                   6 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1997

Consolidated Statements of Cash Flows (Unaudited)

(In Thousands)

                                                   For the Nine Months Ended
                                                 September 30,    September 30,
                                                      1997            1996
                                                 --------------   -------------

Cash Flows from Operating Activities:

Net (loss) income                                   $ (16,720)       $     745
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:

    Depreciation                                        8,024            8,743
    Amortization                                        3,190            3,186
    Deferred rent receivable                           (3,559)              25
    Gain on transfer of 227 East 45th Street               --          (13,688)
    Provision for doubtful accounts                      (110)              --

Changes in operating assets and liabilities:

   Decrease in accounts receivable, prepaid
     expenses and other assets                          1,262            3,766
   Increase (decrease) in accounts payable,
     accrued expenses, security deposits and
     other liabilities                                    337           (1,555)
                                                    ----------       ----------
     Net cash (used in) provided by operating
       activities                                      (7,576)           1,222
                                                    ----------       ----------
Cash Flows from Investing Activities:

   Additions to buildings and improvements             (5,807)          (6,230)
   Increase in deferred leasing costs                  (3,080)            (490)
                                                    ----------       ----------
     Cash used in investing activities                 (8,887)          (6,720)
                                                    ----------       ----------
Cash Flows from Financing Activities:

   Proceeds from other mortgage notes payable          24,000               --
   Repayment of other mortgage notes payable          (19,091)              --
   Increase in accrued mortgage interest               10,340            3,901
   Principal payments on mortgage notes to
     affiliates                                          (548)              --
   Increase in mortgage payable, notes payable
     and accrued interest to general partners
     and affiliates                                     6,411           (1,095)
   Principal payments on other mortgage notes             (80)             (82)
   (Increase) decrease in restricted cash              (3,457)           2,841
   Increase in deferred refinancing costs                (944)              --
                                                    ----------       ----------
     Net cash provided by financing activities         16,631            5,565
                                                    ----------       ----------
     Net increase in cash and cash equivalents            168               67

Cash and cash equivalents, beginning of period            125              267
                                                    ----------       ----------
Cash and cash equivalents, end of period            $     293        $     334
                                                    ==========       ==========
Supplemental Disclosure of  Cash Flow
  Information:

   Cash paid for interest                           $   9,619        $  11,376
                                                    ==========       ==========
Supplemental Disclosure of Non-Cash Investing and Financing Activities:


   Deed in lieu of foreclosure in 1996 - See Note 4
   Related party debt forgiveness and modification in 1996 - See Note 2


               See notes to consolidated financial statements.

                                   7 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1997

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except as discussed in Notes 2, 3, 4 and 5. Certain amounts have been reclassified to conform to the September 30, 1997 presentation. The balance sheet at December 31, 1996 was derived from audited financial statements at such date.

      The results of operations for the three and nine months ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

                         FORM 10-Q SEPTEMBER 30, 1997

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Related Parties (Continued)

      As of September 30, 1997, the outstanding balance against the Unsecured Note was $8,577,000 and is included in notes payable and accrued interest to general partners and affiliates.

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


      The modified Fuji loan (the "Modified Loan") is comprised of several component non-recourse loans, all held by Zeus and its affiliates. The senior loan component consists of a series of secured notes in the aggregate principal amount of $102,240,000 at September 30, 1997. These notes have an annual interest rate of 295 basis points over 30-day LIBOR (8.60% at September 30, 1997), maturing on February 28, 1998 unless extended at Zeus' option (the "Secured A Notes").

      A junior component consists of secured notes in the aggregate principal amount of $102,450,000, each having a fixed annual interest rate of 14% through February 28, 1999 and then 16.75% thereafter, maturing on February 28, 2016 (the "Secured B Notes"). The Secured A Notes and Secured B Notes are collectively secured by first mortgages on the Fuji Properties. A third component is the unsecured $19,550,000 note (the "Unsecured Note") representing the additional financing expected to be drawn upon by the Operating Partnership to fund capital improvements and tenant lease-up costs with respect to the Fuji Properties. The Unsecured Note bears interest at a fixed annual rate of 14% for the next three years and then 16.75% thereafter and matures on February 28, 1998, unless extended at Zeus' option.

      The Partnership had maturing mortgage debt, totaling approximately $29,000,000, plus accrued interest, due between July 31, 1997 and December 31, 1997, approximately $102,000,000 due February 28, 1998 and a $25,000,000 mandatory principal payment due March 15, 1998. The Partnership is currently negotiating to refinance or restructure $10,000,000 of the 1997 liabilities. The remaining $19,000,000 of debt, which was due in 1997, has been refinanced with a new lender (see Note 6). The $10,000,000 Receivables Note, which was scheduled to mature July 31, 1997, was not satisfied at maturity. The holder of the Receivables Note previously entered into a forbearance agreement which prohibits it from exercising its remedies if the Receivables Note was not satisfied at maturity. Based on the current value of the Properties it is highly unlikely the Partnership will be able to meet its 1998 obligations. Accordingly, it appears there is a substantial likelihood that some or all of the Properties will be lost through foreclosure in 1998. This raises substantial doubt about the Partnerships' ability to continue as a going concern.
                                   9 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1997

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

5.    Contract for Sale of Property and Debt Redesignation

      In May 1997, the Partnership contracted to sell its 1372 Broadway property to an unaffiliated third party for $52,000,000. The sale is expected to close in January 1998. In August 1997, Zeus sold the portion of the Modified Loan allocated to 1372 Broadway to the ultimate purchaser of the property, thus eliminating the property from the cross-collateralization provision of the Modified Loan. The terms of the loan remain unchanged. All of the proceeds from such sale will be required to be used to satisfy the $92,000,000 portion of the Modified Loan (including accrued and unpaid interest) sold to the ultimate purchaser of the property.

6.    Mortgage Notes Payable

      On August 25, 1997, the Partnership refinanced its existing indebtedness secured by its 300 Park Avenue South and 509 Fifth Avenue properties. The existing loans, aggregating $19,091,000 (plus $824,000 of accrued and unpaid interest) were refinanced with two new loans aggregating $24,000,000. These loans have an annual interest rate of 265 basis points over 30-day LIBOR (8.30% at September 30, 1997), maturing on the earlier of two years or the time at which the Modified Loan matures or is satisfied in full. In addition, a capital improvement escrow account was established at closing with the excess proceeds from the loans. In connection with the refinancings, the Operating Partnership's 300 Park Avenue South and 509 Fifth Avenue properties were conveyed by the Operating Partnership to newly created limited liability companies which are wholly-owned, indirectly, by the Operating Partnership and its partners. The Partnership incurred approximately $944,000 in financing costs in connection with the refinancings.

                                    10 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         This Item should be read in conjunction with the Consolidated Financial Statements and other items contained elsewhere in this

         Report.

         Liquidity and Capital Resources

         The Registrant serves as the general partner of Nineteen New York Properties Limited Partnership (the "Operating Partnership"). All of the Operating Partnership's six remaining properties (the "Properties") are office buildings located in New York City. The Registrant's sole source of revenue is from distributions from the Operating Partnership and interest income on cash reserves. The Registrant is responsible for its operating expenses. The Operating Partnership receives rental revenue from tenants and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. As discussed below, based on the current value of the Properties it is highly unlikely the Registrant will be able to meet its 1998 maturing debt obligations. Accordingly, some or all of the Properties will be lost through foreclosure in 1998. This raises substantial doubt about the Partnerships' ability to continue as a going concern.

         The Registrant and the Operating Partnership had $293,000 of cash and cash equivalents and $12,392,000 of restricted cash at September 30, 1997, as compared to $125,000 and $8,935,000 respectively, at December 31, 1996. Restricted cash primarily includes amounts held in mortgage collateral accounts. The $168,000 increase in cash and cash equivalents at September 30, 1997, as compared to December 31, 1996, was due to $16,631,000 of cash provided by financing activities, which was substantially offset by $8,887,000 of cash used in investing activities and $7,576,000 of cash used in operating activities. Cash used in investing activities consisted primarily of $5,807,000 of improvements to real estate, the majority of which were tenant improvements, and $3,080,000 of cash expended on leasing activities. Cash provided by financing activities consisted primarily of the accrual of $10,340,000 of interest on mortgage notes payable, $5,685,000 in borrowings against the unsecured line of credit, and $533,000 of accrued and unpaid interest on the Receivables Note. In addition, Registrant used $548,000 of cash provided by financing activities for principal payments on mortgage notes to affiliates. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

         The Operating Partnership's only other source of liquidity is a $19,550,000 unsecured credit line provided by Zeus Property LLC ("Zeus"). This credit line can be used by the Operating Partnership to fund capital improvements and tenant lease-up costs at the Fuji Properties. However, any borrowings under this credit line are subject to Zeus' discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. As of September 30, 1997, the outstanding borrowings against the unsecured credit line were $8,577,000.

                                   11 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q-SEPTEMBER 30, 1997

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

         Liquidity and Capital Resources (Continued)

         The Registrant had maturing mortgage debt, totaling approximately $29,000,000, plus accrued interest, due between July 31, 1997 and December 31, 1997, approximately $102,000,000 due February 28, 1998 and a $25,000,000 mandatory principal payment due March 15, 1998. The Registrant is currently negotiating to refinance, extend, or restructure $10,000,000 of the 1997 maturing liabilities. The remaining $19,000,000 of debt, which was due in 1997, was refinanced with a new lender (see below). The $10,000,000 Receivables Note, which was scheduled to mature July 31, 1997, was not satisfied at maturity. The holder of the Receivables Note previously entered into a forbearance agreement which prohibits it from exercising its remedies if the Receivables Note was not satisfied at maturity.

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

         On August 25, 1997, the Partnership refinanced its existing indebtedness secured by its 300 Park Avenue South and 509 Fifth Avenue properties. The existing loans, aggregating $19,091,000 (plus $824,000 of accrued and unpaid interest) were refinanced with two new loans aggregating $24,000,000. These loans have an annual interest rate of 265 basis points over 30-day LIBOR (8.30% at September 30, 1997), maturing on the earlier of two years or the time at which the Modified Loan matures or is satisfied in full. In addition, a capital improvement escrow account was established at closing with the excess proceeds from the loans. In connection with the refinancings, the Operating Partnership's 300 Park Avenue South and 509 Fifth Avenue properties were conveyed by the Operating Partnership to newly created limited liability companies which are wholly-owned, indirectly, by the operating partnership and its partners. The Partnership incurred approximately $944,000 in financing costs in connection with the refinancings.

         The Registrant's original objective of capital appreciation will not be achieved and it is anticipated that the Registrant's partners will not receive any future distributions. Accordingly, the Registrant's partners will not receive a return of their original investment.

                                   12 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q-SEPTEMBER 30, 1997


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

         Real Estate Market

         The income and expenses of operating the Properties owned by the Operating Partnership are subject to factors outside its control, such as the over-supply of similar properties, increases in unemployment, population shifts, or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in rental rate increases due to market conditions. In addition, there are risks inherent in owning and operating office buildings because such properties are labor intensive and are susceptible to the impact of economic and other conditions outside the control of the Registrant.

         Results of Operations

         Nine Months ended September 30, 1997 vs. September 30, 1996

         The Partnership generated a net loss of approximately $16.7 million for the nine months ended September 30, 1997, as compared to a net loss before extraordinary gain of approximately $12.9 million for the nine months ended September 30, 1996. The increase in net loss before the extraordinary gain was due to a decrease in revenues and an increase in expenses.

         Base rent and rent escalations (collectively "rental and escalation income") decreased to approximately $31.4 million for the nine months ended September 30, 1997 as compared to approximately $32.7 million for the nine months ended September 30, 1996. Rental and escalation income declined due to a decrease in rental revenues at 757 Third Avenue, 1372 Broadway, 535 Fifth Avenue and 300 Park Avenue South for the nine months ended September 30, 1997, as compared to 1996. The lower rental revenues were primarily the result of lower effective rental rates.

         Rental and escalation income at the other properties remained relatively constant.

         Expenses increased by $3.2 million for the nine months ended September 30, 1997, as compared to 1996. The increase in overall interest expense was partially offset by decreases in asset and property management fees and depreciation and amortization expense. In addition, overall operating expenses (i.e., real estate and other taxes, payroll, utilities, repairs and maintenance, and cleaning and security) and other expenses remaining relatively constant.

                                   13 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q-SEPTEMBER 30, 1997


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

         Results of Operations

         Nine Months ended September 30, 1997 vs. September 30, 1996 (Continued)

         Interest expense increased due to the Modified Loan incurring interest at an overall higher interest rate than on the prior loan. Asset and property management fees declined due to the elimination of the asset management fee payable to a related party and the new management agreement (which changed the previous fee of 2.5% of cash receipts to a fixed fee). Depreciation and amortization expenses declined due to fixed assets and intangible assets becoming fully amortized during 1996, which was only partially offset by the current years fixed asset additions and deferred rent amortization.

         On May 27, 1997, approximately 90,000 square feet of unoccupied space at the Partnerships 757 Third Avenue Property was re-leased, representing approximately 20% of the building. As of September 30, 1997 and 1996, the current portfolio's occupancy was 86% and 78%, respectively. During the first nine months of 1997, the Operating Partnership signed new, renewal, extension, and expansion leases totaling 445,266 square feet at rental terms comparable to buildings of similar quality in the market. The increase in occupancy and the ability to retain tenants is a direct result of the improved economy.

         Three Months ended September 30, 1997 vs. September 30, 1996

         The Partnership generated a net loss of approximately $4.5 million for the three months ended September 30, 1997, as compared to a net loss before extraordinary gain of approximately $4.9 million for the three months ended September 30, 1996. The decrease in net loss was due to increases in revenues and expenses.


         Rental and escalation income increased to approximately $12.7 million for the three months ended September 30, 1997 as compared to approximately $10.3 million for the three months ended September 30, 1996. Rental and escalation income increased due to an increase in rental revenues at 757 Third Avenue, 1372 Broadway, 535 Fifth Avenue and 300 Park Avenue South for the three months ended September 30, 1997, as compared to 1996. The higher rental revenues were primarily the result of an increase in occupancy for the three months ended September 30, 1997. Rental and escalation income at the other properties remained relatively constant.

         Expenses increased by $2.2 million for the three months ended September 30, 1997, as compared to 1996. The increase in overall interest expense, depreciation and amortization expense and overall operating expenses (i.e., real estate and other taxes, payroll, utilities, repairs and maintenance, and cleaning and security) were only slightly offset by a decline in professional fees and asset and property management fees.

                                   14 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q-SEPTEMBER 30, 1997


Part II - Other Information


Item 6.  Exhibits and Reports on Form 8-K

         a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

         b)  Reports on Form 8K:

             No report on Form 8-K was filed during the period.



                                   15 of 16

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q-SEPTEMBER 30, 1997

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

                               1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP


                               BY: TWO WINTHROP PROPERTIES, INC.
                                   MANAGING GENERAL PARTNER


                               BY:     /s/ Michael L. Ashner
                                   ----------------------------
                                   Michael L. Ashner
                                   Chief Executive Officer

                               BY:     /s/ Edward V. Williams
                                   -----------------------------
                                   Edward V. Williams
                                   Chief Financial Officer



DATED: November 14, 1997


                                   16 of 16