Form 10-K
period 1997-12-31
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1998-03-31
CIK 767411

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               Annual Report Pursuant to Section 13 or 15(d) of
                        Securities Exchange Act of 1934

                                                               Commission File
For the year ended December 31, 1997                           Number  0-13500
                   -----------------                                   -------


                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
------------------------------------------------------------------------------
            (exact name of Registrant as specified in its charter)

       Massachusetts                                     04-2808184
-----------------------                      ---------------------------------
(State of organization)                      (IRS Employer Identification No.)

5 Cambridge Center, Cambridge, Massachusetts                          02142
--------------------------------------------                        ----------
  (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number including area code: (617) 234-3000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
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

                      DOCUMENTS INCORPORATED BY REFERENCE
                                   - None -

                                           Exhibit Index is located on Page 53

                                    PART I

Item 1.  Business.

Organization

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

         The general partners of the Partnership (collectively, the "General Partners") are Two Winthrop Properties, Inc., a Massachusetts corporation ("Two Winthrop"), Winthrop Interim Partners I, A Limited Partnership, a Maryland limited partnership ("WIPI") and Linnaeus-Lexington Associates Limited Partnership, a Massachusetts limited partnership ("Linnaeus-Lexington"). Two Winthrop is a wholly-owned subsidiary of First Winthrop Corporation ("First Winthrop"), a Delaware corporation which in turn is controlled by Winthrop Financial Associates, A Limited Partnership ("WFA"). The general partners of WIPI are Two Winthrop and Linnaeus-Phoenix Associates Limited Partnership, a Massachusetts limited partnership ("Linnaeus-Phoenix"). See "Change in Control".

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

         As of December 31, 1997, the remaining Properties in which the Operating Partnership owned an interest consisted of six commercial buildings and the land underlying them, including 757 Third Avenue, 535 Fifth Avenue, 545 Fifth Avenue, 509 Fifth Avenue, 1372 Broadway and 300 Park Avenue South. However, on January 13, 1998, the Operating Partnership sold its 1372 Broadway property. From 1984 through 1992, the Operating Partnership sold seven of its properties and exchanged two other properties for the land underlying The 15 Columbus Circle Building, which land and building were subsequently transferred to GEPT pursuant to a consensual bankruptcy plan in full satisfaction of the loan encumbering the property. The Operating Partnership sold one additional property in 1993 and conveyed its 227 East 45th Street property to a designee of the lender by a deed in lieu of foreclosure in the first quarter of 1996. See "Property Matters"

Property Matters

         A.       Sales/Dispositions

         1372 Broadway - On January 13, 1998, this property was sold to an unaffiliated third party for $52,000,000. Prior to the sale, the purchaser acquired the portion of the Modified Loan (as defined below) allocated to 1372 Broadway thereby removing it from the cross-collateralization provision of the Modified Loan. The unsatisfied portion of the loan originally allocated to 1372 Broadway was reallocated among the other properties.

         227 East 45th Street - During 1995, the Partnership concluded that the debt securing the property was substantially greater than the value of the property. As a result, on January 15, 1996 the Partnership and Sanwa Business Credit Corporation ("Sanwa"), the lender holding the mortgage on the property, agreed that in exchange for the delivery by the Partnership of a deed in lieu of foreclosure to a designee of Sanwa, Sanwa would release the Partnership from any liabilities or obligations associated with the mortgage loan on 227 East 45th Street and would release its second mortgage on the 509 Fifth Avenue property for no additional consideration. The Operating Partnership transferred title to the property to Sanwa on January 24, 1996. As required by the terms of the January 15 agreement, Sanwa released the Operating Partnership, as of the closing date, from all claims, demands, liabilities, obligations, actions and causes of any kind with regard to the Sanwa loan, other than the second mortgage on 509 Fifth Avenue, which second mortgage was subsequently released. See "Item 8, Consolidated Financial Statements and Supplementary Data, Note-3."

         B.       Loan Restructuring.

         The Fuji Loan - 535 Fifth Avenue, 545 Fifth Avenue, 1372 Broadway and 757 Third Avenue. Over the course of time, it became apparent to the Operating Partnership and The Fuji Bank, Ltd. ("Fuji"), the holder of the mortgage debt encumbering 535 and 545 Fifth Avenue, 1372 Broadway and 757 Third Avenue (the "Fuji Properties"), that the reserves established to fund improvements and operating deficits under the restructured Fuji loan would be exhausted, and the Fuji loan would go into default, as early as 1996. Early in 1995, the Operating Partnership began marketing for sale of 535-545 Fifth Avenue. A sale at the price established by the General Partners would have accomplished, among other goals, a reduction in the loan balance, a reduction in the monthly drain on reserves and delay a default on the remaining loan balance until 1997. In April 1995, Fuji noted in a letter to the Partnership its belief that the reserves would be depleted in early 1996. Over the following months, the Operating Partnership continued to market 535-545 Fifth Avenue and also began pursuing discussions with Fuji aimed at restructuring the debt to continue to preserve the Partnership's interest in the remaining Fuji Properties. By September of 1995, the Operating Partnership had not received interest at a price sufficient to conclude a sale of the properties and terminated its marketing efforts on 535-545 Fifth Avenue. At this point, the Operating Partnership also evaluated a bankruptcy strategy; however, restrictions in the applicable loan documents gave the Operating Partnership's lenders effective control over substantially all of the Operating Partnership's cash and cash flow, so that neither the Operating Partnership nor the Partnership had sufficient reserves to fund a bankruptcy reorganization.

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


         In connection with its purchase of the Fuji loan, Zeus agreed to grant the Operating Partnership certain concessions. The Operating Partnership obtained a reduction in the current interest required to be paid under the modified loan which, based on current projections, would greatly reduce the likelihood of monetary default under the loan prior to February 28, 1998, the new maturity date for a portion of the loan (which maturity date was subsequently extended). Zeus also arranged to provide the Operating Partnership with additional financing of up to $19.5 million to be extended on an unsecured, non-recourse basis to be used for capital improvements and tenant lease-up costs to the Fuji Properties. The amount to be loaned and the costs to be funded are each within the discretion of Zeus. At December 31, 1997, the Partnership had borrowed approximately $12,761,000 under this credit line. As part of the restructuring of the Fuji loan, each Fuji Property was conveyed by the Operating Partnership to separate newly-created limited liability companies indirectly wholly-owned by the Operating Partnership and its partners.

         The modified Fuji loan (the "Modified Loan") is comprised of several component non-recourse loans, all held by Zeus and its affiliates. The most senior loan component consists of a series of secured notes in the aggregate principal amount of $104,550,000, each having an annual interest rate of 295 basis points over 30-day LIBOR, maturing on February 28, 1998 unless extended at Zeus' option (the "Secured A Notes"). Zeus exercised its option to extend the maturity date of this portion of the Modified Loan to March 31, 1998. It is expected that Zeus will continue to extend the Modified Loan on a month by month basis until the Properties are sold. There can be no assurance, however, that Zeus will continue to extend this note.

         A junior component consists of secured notes in the aggregate principal amount of $102,450,000, each having a fixed annual interest rate of 14% for the next three years and then 16.75% thereafter, maturing on February 28, 2016 (the "Secured B Notes"). The Secured A Notes and Secured B Notes are collectively secured by first mortgages on the Fuji Properties. A third component is the unsecured $19,550,000 note (the "Unsecured Note") representing the additional financing expected to be drawn upon by the Operating Partnership to fund capital improvements and tenant lease-up costs with respect to the Fuji Properties. The Unsecured Note bears interest at a fixed annual rate of 14% for the next three years and then 16.75% thereafter and were scheduled to mature on February 28, 1998. As with the Secured A Notes, Zeus, however, is currently extending the Unsecured Note on a month by month basis. There can be no assurance, however, that Zeus will continue to extend this note.

         In the absence of a substantial improvement in the commercial rental market and the operation of the Fuji Properties, the Partnership is not expected be able to meet its financial obligations on the Modified Loan. See
Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the ability of the Partnership to make distributions to its partners. The principal benefit of the Modified Loan to the Operating Partnership was the substantial reduction in current debt service requirements through maturity. The only current debt service payments required to be made under the Modified Loan for this two-year period are the interest payments on the Secured A Notes. Interest on all other components of the Modified Loan are payable to the extent of available cash flow from the Fuji Properties and otherwise accrue until sufficient cash flow is available for payment. A mandatory prepayment of $25 million against the Secured B Notes was required to be made on March 15, 1998, which payment date was extended on a month by month basis, and the Fuji Properties will be required to meet a Value to Loan test of 125% coverage. As a result of the modification, the likelihood of a monetary default has been deferred from 1996 to maturity. Consequently, the negative tax consequences associated with a foreclosure or other transfer of the Fuji Properties was deferred for at least two years. It is expected that Zeus will not foreclose on the Properties but instead will direct that they be sold. It is not expected that the sales proceeds will be sufficient to generate any net proceeds to the Partnership.

         In exchange for this deferral, and for the credit facility of $19.55 million available for capital improvements and tenant leasing costs, the Operating Partnership has agreed to modify certain of the remedy provisions which would apply after a default. Essentially, these provisions have the effect of facilitating and expediting a transfer of the Fuji Properties in the event of a default. Further, the Modified Loan grants Zeus the right to require a transfer of one or more of the Fuji Properties at any time after March 15, 1998 or immediately in the event Zeus delivers to the Operating Partnership a letter from an acceptable law firm to the effect that such transfer will not result in any cancellation of indebtedness income to the Operating Partnership (as was the case with respect to 1372 Broadway). See "Property Matters." As described below, the Operating Partnership also consented to the replacement of Winthrop Management as the managing and leasing agent for the properties and the appointment of new third-party management and leasing agents. See "Property Management".

         The Receivables Loan - 300 Park Avenue South and 509 Fifth Avenue. In connection with the Modified Loan, certain affiliates of the General Partners (collectively, the "Affiliates") entered into an agreement with the Operating Partnership, the Partnership and an affiliate of Zeus with regard to amounts owed to the Affiliates by the Operating Partnership and the Partnership (the "Winthrop Debt Agreement"). Prior to the entering into of this agreement, the Affiliates were owed in the aggregate approximately $46.6 million by the Operating Partnership and the Partnership. This amount was comprised of cash advances made to the Partnership and the Operating Partnership in order to fund operating deficits and also includes accrued interest on outstanding balances as well as unpaid deferred fees related to the on-site management of the properties, asset management and syndication. Under the Winthrop Debt Agreement, the Affiliates contributed approximately $36.6 million of the $46.6 million to the Operating Partnership. The remaining $10 million receivable was evidenced by a promissory note (the "Receivables Note") issued by the Operating Partnership which is secured by a pledge of the excess cash flow from 509 Fifth Avenue and 300 Park Avenue South and is payable only from those properties. See "The Dime Loan" below. The Receivables Note was then sold to an affiliated of Zeus for a payment of $6,000,000. The Receivables Note has an annual base interest rate of 6% and an additional annual contingent interest rate of 9%. Interest is payable only from available cash flow after payment of debt service on the Dime Loan. Interest, to the extent it cannot be paid currently, accrues until the maturity of the Receivables Note which was extended from July 31, 1997 to August 31, 1999.

         The Dime Loan - 300 Park Avenue South and 509 Fifth Avenue. On August 25, 1997, the Partnership refinanced its existing indebtedness secured by its 300 Park Avenue South and 509 Fifth Avenue properties. The existing loans, aggregating $19,091,000 (plus $824,000 of accrued and unpaid interest) which were scheduled to mature were refinanced with two new loans aggregating $24,000,000. These loans have an annual interest rate of 265 basis points over 30-day LIBOR (8.5% at December 31, 1997), maturing on the earlier of two years. In addition, a capital improvement escrow account was established at closing with the excess proceeds from the loans. In connection with the refinancings, the Operating Partnership's 300 Park Avenue South and 509 Fifth Avenue properties were conveyed by the Operating Partnership to newly created limited liability companies which are wholly-owned, indirectly, by the Operating Partnership and its partners. The Partnership incurred approximately $944,000 in financing costs in connection with the refinancings.

Deferred Purchase Price

         In connection with the acquisition of the Properties, the Operating Partnership agreed to make deferred payments to the seller in future years equal to 6% of the gross proceeds of certain refinancings, sales or transfers of any of the Properties or equal to the fair market value of any Properties not disposed of by January 18, 2006. At the time of the acquisition of the Properties, the Operating Partnership estimated this liability at $25,296,177 based on the cash portion of the purchase price paid at that time. In connection with the various refinancings and sales which have occurred in 1990, as well as the payments of $22,705,703 already made to the seller as a Deferred Purchase Price, the total liability is now estimated to be $1,497,612. In connection with the sale of 1372 Broadway in January 1998, the Registrant paid $209,000 against the Deferred Purchase Price.

Winthrop Funding

         In 1985, the Partnership obtained a 99.99% interest in Winthrop Funding for $99.99 and also contributed to Winthrop Funding the final installment of the Investor Notes in the aggregate amount of $42,998,592. Winthrop Funding issued zero coupon bonds in the face amount of $40,850,000 at a discount of $21,367,818 with the final installment of the Investor Notes pledged as collateral. As of March 1992, Winthrop Funding collected the entire amount of the last installment of the Investor Notes except for $68,542 which remains outstanding as of December 31, 1997. As of May 1992, Winthrop Funding paid the entire face amount of the zero coupon bonds to the bondholders.

Employees

         As of December 31, 1997, the Partnership did not have any employees. Services are generally performed for the Partnership by the General Partners and their affiliates and agents retained by them. Other services are performed for the Operating Partnership by affiliates and agents retained by the Operating Partnership.

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

         Effective April 1, 1998, property management services will begin being performed by New Rock Realty Management Company, LLC ("New Rock"), an affiliate of Zeus. New Rock will provide these services on the same terms as these services are currently being provided.

Insurance

         The Partnership maintains property and liability insurance on the Properties which it believes to be adequate.

Change in Control

         Until December 22, 1994, the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), which was the sole general partner of WFA, was Arthur J. Halleran, Jr. On December 22, 1994, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty") pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the then senior management of WFA. W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty and WFA acquired the general partner interest in Linneaus-Lexington.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty, which is the sole general partner of Linnaeus and, which in turn was, until October 27, 1997 the sole, and currently is the managing, general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of Two Winthrop and WIPI. In connection with the transfer of control, the officers and directors of Two Winthrop and WIPI resigned and Londonderry II appointed new officers and directors. See Item 10, "Directors and Executive Officers of Registrant."


Item 2.  Properties.

         The Partnership does not own any interest in real property other than its general partnership interest in the Operating Partnership. The Operating Partnership does not own any interests in real property other than the Properties, which are described under the caption "The Properties" in Item 1 above and below.

757 Third Avenue. The property, which is currently being marketed for sale, consists of a 27-story office building containing approximately 468,327 rentable square feet of space and approximately 24,567 square feet of land. The property is located at the northeast corner of Third Avenue and East Forty-Seventh Street in midtown Manhattan and is used principally by telecommunications, law, financial and retail firms. Planned capital improvements at the property include cooling tower upgrade and tenant improvements.

         KPMG Peat Marwick, a big-six accounting firm, currently leases approximately 97,302 square feet (21% of total space). In addition, this tenant has entered into lease amendments pursuant to which it will occupy an additional 74,841 square feet (16.4% of total space) during 1998 and 1999. The lease with KPMG Peat Marwick is scheduled to expire May 2012.

         The following table sets forth the occupancy rates for the last five years and the associated gross rental per square foot amount, as footnoted.


                              Percentage                Average Annual Total
                              Occupancy                 Gross Rental Per SF
         Year                 Rate(1)                   of Occupied Space (2)
         ----                 -------                   ---------------------

         1993                 94%                               42.52
         1994                 95%                               42.93
         1995                 98%                               38.34
         1996                 87%                               34.66
         1997                 93%                               37.94

 (1) Occupancy rates are based on December 31 of indicated year and are not yearly averages.
 (2) Calculated using operating revenues, including rent escalations and other revenues, for the entire year divided by the total square footage of occupied space (based on the occupancy rates reported in this table).

         The following table sets forth certain information concerning lease expirations (assuming no renewals for this property for the period from January 1, 1998 through December 31, 2007).

          Number of         Aggregate SF     Annualized       Percentage
          Tenants Whose     Covered by       Rental for       of Total
          Leases            Expiring         Leases           Annualized
          Expire            Leases           Expiring         Rental (1)
          ------            ------           --------         ----------

1998        6               74,932           1,931,375          14%
1999        6               31,282           1,408,101          12%
2000        4               18,028             548,400           5%
2001        1                3,659             120,747           1%
2002        4               65,159           2,065,747          22%
2003        5               28,010           1,189,190          16%
2004        1                6,235             218,225           4%
2005        1               11,740             406,452           7%
2006        0                    0                   0           0%
2007        4               58,058           2,000,135          36%

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


         The Chase Manhattan Bank, a financial institution, has a lease for 31,300 square feet (10.7% of the total space). The total annualized rent payable by Chase was $1,000,000, for the year ended December 31, 1997. This lease was scheduled to expire on January 31, 2005; however, effective February 28, 1998, a lease termination agreement was entered into pursuant to which this lease was terminated. The Operating Partnership received a payment of $1,091,549.58 in consideration of the lease termination.

         The following table sets forth the occupancy rates or the last five years and the associated gross rental per square foot amount, as footnoted.

                                Percentage             Average Annual Total
                                Occupancy              Gross Rental Per SF
         Year                   Rate (1)               of Occupied Space (2)
         ----                   --------               ---------------------

         1993                     66%                         31.75
         1994                     73%                         29.14
         1995                     79%                         28.87
         1996                     89%                         25.60
         1997                     87%                         25.24

(1) Occupancy rates are based on December 31 of indicated year and are not yearly averages.
(2) Calculated using operating revenues, including rent escalations and other revenues, for the entire year divided by the total square footage of occupied space (based on the occupancy rates reported in this table).

         The following table sets forth certain information concerning lease expirations (assuming no renewals for this property for the period from January 1, 1998 through December 31, 2007).

                               Aggregate SF     Annualized        Percentage
             Number of         Covered by       Rental for        of Total
             Tenants Whose     Expiring         Leases            Annualized
             Leases Expire     Leases           Expiring (1)      Rental(1)
             -------------     --------         ------------      ---------

1998              2             1,444              35,431          1%
1999              7            11,215             284,353          4%
2000              6            43,468           1,073,124         16%
2001              1             2,427              63,102          1%
2002              4             8,457             280,419          5%
2003              5            35,726           1,046,620         19%
2004              3             8,345             189,491          4%
2005              7            47,304           1,623,341         37%
2006              3            13,632             361,396          8%
2007              1             2,469              70,417          3%


(1) Based on actual base rent plus increases from various escalation provisions as of December 31, 1997.

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


Item 3.  Legal Proceedings.

         To the best of the General Partners' knowledge, as of December 31, 1997, there are no material pending legal proceedings to which the Partnership or the Operating Partnership is a party or to which any of their properties are subject.


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

         As of March 1, 1998, there were 1,171 holders of 1,339 Units.

         The Partnership Agreement provides that Cash Flow (as defined therein) will be distributed to the partners in specified proportions at reasonable intervals during the fiscal year, but in any event no less often than 90 days after the close of each fiscal year. There are no restrictions under the Partnership Agreement on the Partnership's present or future ability to make distributions of cash flow. The Partnership, at the sole discretion of the General Partners, may retain all or any portion of the Partnership's net distributable cash flow to the extent deemed necessary to cover anticipated expenses and to provide reserves for unexpected future property and Partnership financial needs. Cash flow distributed to partners will be net of any such amounts so retained. The Partnership did not make any cash distributions in 1997, 1996 or 1995. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information with respect to the Partnership's ability to make distributions in the future.

Item 6.  Selected Financial Data.

         The following represents selected financial data for Registrant for the years ended December 31, 1997, 1996, 1995, 1994 and 1993. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                                            For the Year Ended December 31,
                                                            -------------------------------
                                        1997             1996             1995             1994             1993
                                        ----             ----             ----             ----             ----
                                                           (in thousands except per unit data)
Total Revenues                        $  43,302        $  43,864        $  47,957        $  49,084        $  51,425
Total Expenses                           64,970           62,992           87,165           62,715           66,488
Loss Before Gain(Loss) on Sales         (21,668)         (19,128)         (39,208)         (13,631)         (15,063)

Gain(Loss) on Sale of
  Properties/Interest in Joint
  Venture                                  --               --               --               --              1,403
Net Loss Before
  Extraordinary Gain                    (21,668)         (19,128)         (39,208)         (13,631)         (13,660)
Extraordinary Gain                         --             14,419             --               --             40,091
Net Income (Loss)                     $ (21,668)       $  (4,709)       $ (39,208)       $ (13,631)       $  26,431
                                      =========        =========        =========        =========        =========
Net (Loss) Income per Unit
  Of Limited Partnership
  Outstanding                         $ (15,537)       $  (5,740)       $ (27,747)       $  (9,997)       $  17,731
Total Assets                            171,508          163,647          178,713          214,670          223,715
Total Liabilities (1)                   316,958          287,429          334,948          331,697          337,854
Investment in Joint
  Ventures Total Deficit (2)          $(145,450)       ($123,782)       $(156,235)       $(117,027)       $(114,139)


------------------------

(1) Total Liabilities includes long-term debt net of unamortized discount of $252,658,000, $251,641,000, $250,681,000, $224,342,000 and
         $228,403,000 for the years 1993, 1994, 1995, 1996 and 1997 respectively.

(2) Does not include receivables represented by Investor Note installments totaling $68,542 at December 31, 1993, 1994, 1995, 1996 and 1997. Such installments are credited to capital upon actual receipt.

Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

This Item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

         The matters discussed in this Form 10-K contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-K and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's business and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's business and results of operation. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

Liquidity and Capital Resources


         The Registrant serves as the general partner of Nineteen New York Properties Limited Partnership (the "Partnership"). As of March 1, 1998, all of the Partnership's five remaining properties (the "Properties") are office buildings located in New York City. On January 13, 1998, the Partnership sold its 1372 Broadway property. The Registrant's sole source of revenue is from distributions from the Partnership and interest income on cash reserves. The Registrant is responsible for its operating expenses. The Partnership receives rental revenue from tenants and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

         The Registrant had maturing mortgage debt, totaling approximately $29,000,000, plus accrued interest, due between July 31, 1997 and December 31, 1997, approximately $102,000,000 (the Secured A Notes) due February 28, 1998 and a $25,000,000 mandatory principal payment (against the Secured B Notes) due March 15, 1998. The Registrant has extended $10,000,000 of the 1997 maturing liabilities until August 31, 1999. The remaining $19,000,000 of debt, which was due in 1997, was refinanced with a new lender and a portion of the Secured A Notes was satisfied when the Registrant's 1372 Broadway property was sold in January 1998 (see below). On February 15, 1998, Zeus extended the maturity date of the Secured A Notes and the $25 million prepayment against the Secured B Notes until March 31, 1998. See Item 1, "Property Matters" and
Item 8, "Consolidated Financial Statements and Supplementary Data", Notes 3, 4, and 10 for a description of the terms and conditions of the current loans encumbering Registrant's Properties. As a result, the Registrant has maturing mortgage debt, totaling approximately $89,100,000, due March 31, 1998. Although there can be no assurance the lender will do so, it is anticipated that the lender will continue to extend the maturity date on a month by month basis for the near future. Based on the current value of the Properties it is highly unlikely the Registrant will be able to meet its 1998 obligations. Accordingly, there is a substantial likelihood that some or all of the Properties will be sold or lost through foreclosure in 1998. This raises substantial doubt about the Registrant's ability to continue as a going concern. In the event that Properties are sold, all proceeds would be used to satisfy any related outstanding indebtedness.

         The Registrant's original objective of capital appreciation will not be achieved and it is anticipated that the Registrant's partners will not receive any future distributions. Accordingly, the Registrant's partners will not receive a return of their original investment.

         The Registrant and the Partnership had $221,000 of cash and cash equivalents and $7,341,000 of restricted cash at December 31, 1997, as compared to $125,000 and $9,406,000, respectively, at December 31, 1996. Restricted cash primarily includes amounts held in mortgage collateral accounts. The $96,000 increase in cash and cash equivalents at December 31, 1997, as compared to December 31, 1996, was due to $28,900,000 of cash provided by financing activities, which was substantially offset by $19,356,000 of cash used in investing activities and $9,448,000 of cash used in operating activities. Cash provided by financing activities consisted of

$24,000,000 of proceeds received from the refinancing of the Registrant's 300 Park Avenue South and 509 Fifth Avenue properties, which was offset by $19,091,000 of cash used for the repayments of the prior first mortgages and $944,000 of cash used for deferred financing costs. Cash from financing activities was also adjusted by the accrual of $13,165,000 of interest on mortgage notes payable, $9,869,000 in borrowings against the unsecured line of credit and $254,000 in accrued and unpaid interest thereon, and $920,000 of accrued and unpaid interest on the Receivables Note. In addition, Registrant used $1,421,000 of cash provided by financing activities for principal payments on mortgage notes to affiliates. Cash used in investing activities consisted of $14,546,000 of improvements to real estate, the majority of which were tenant improvements, and $4,810,000 of cash used for deferred leasing costs. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

         The Partnership's only other source of liquidity is a $19,550,000 unsecured credit line provided by Zeus. This credit line can be used by the Partnership to fund capital improvements and tenant lease-up costs at the Fuji Properties. However, any borrowings under this credit line are subject to Zeus' discretion. Accordingly, it is possible that the Partnership may not be able to borrow against this credit line each time it deems it necessary. As of December 31, 1997, the outstanding borrowings against the unsecured credit line were $12,761,000.

         In August 1997, the senior portion of the Modified Loan, that was allocated to 1372 Broadway, was sold by Zeus to the ultimate purchaser of the property. On January 13, 1998, the Partnership sold its 1372 Broadway property to an unaffiliated third party for $52,000,000. All of the proceeds were used to partially satisfy the $94,000,000 allocated portion of the Modified Loan (including accrued and unpaid interest), with the unsatisfied portion of the Modified Loan being reallocated among the remaining Fuji Properties. For financial reporting purposes, the sale will result in a gain in 1998. For tax reporting purposes, the Registrant's partners will be allocated a substantial gain in 1998 due to recapture of tax benefits received in prior years.

         On August 25, 1997, the Partnership refinanced its existing indebtedness secured by its 300 Park Avenue South and 509 Fifth Avenue properties which was scheduled to mature. The existing loans, aggregating $19,091,000 (plus $824,000 of accrued and unpaid interest) were refinanced with a new loan aggregating $24,000,000 (allocated $16,800,000 to 300 Park Avenue South and $7,200,000 to 509 Fifth Avenue). The loan has an annual interest rate of 265 basis points over 30-day LIBOR (8.50% at December 31, 1997), and matures in two years. No scheduled principal payments are required until maturity. Any principal payments that are made will be made out of the excess cash flows from the Properties, as defined. In addition, a capital improvement escrow account was established at closing with the excess proceeds from the loan. In connection with the refinancing, the Partnership's 300 Park Avenue South and 509 Fifth Avenue properties were conveyed by the Partnership to newly created limited liability companies which are wholly-owned, indirectly, by the Partnership and its partners. The Partnership incurred approximately $944,000 in financing costs in connection with the refinancing.


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

         The Registrant is dependent upon the General Partner for management and administrative services. The General Partner has completed an assessment and believes that its computer systems will function properly with respect to dates in the year 2000 and thereafter (the "Year 2000 Issue"). Accordingly, it is not expected that the Registrant will incur any material costs associated with, or be materially affected by, the Year 2000 Issue.

Real Estate Market

         The income and expenses of operating the Properties owned by the Partnership are subject to factors outside its control, such as the over-supply of similar properties, increases in unemployment, population shifts, or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in rental rate increases due to market conditions. In addition, there are risks inherent in owning and operating office buildings because such properties are labor intensive and are susceptible to the impact of economic and other conditions outside the control of the Registrant.

Results of Operations

         a.       1997 Compared to 1996

         The Registrant generated a net loss of approximately $21.7 million for the year ended December 31, 1997, as compared to a net loss before extraordinary gain of approximately $19.1 million for the year ended December 31, 1996. The increase in net loss before the extraordinary gain was due to a decrease in revenues and an increase in expenses.

         Base rent and rent escalations (collectively "rental income") decreased to approximately $42.3 million for the year ended December 31, 1997, as compared to approximately $43.3 million for the year ended December 31, 1996. Rental income declined due to a decrease in rental income at 757 Third Avenue and 535 Fifth Avenue, which was slightly offset by an increase in rental income at 545 Fifth Avenue. The lower rental income was primarily the result of new tenants occupying space at the Properties with current base years for escalation purposes, thus reducing the amount of escalation billings for 1997, as compared to 1996. Rental income at the other properties remained relatively constant.

         Expenses increased by approximately $2.0 million for the year ended December 31, 1997, as compared to 1996. The increase in interest, depreciation and amortization expenses were partially offset by a decrease in asset and property management fees. Overall operating expenses (i.e., real estate and other taxes, payroll, utilities, repairs and maintenance, and cleaning and security) remained relatively constant.

         Interest expense increased primarily due to an increase in the principal indebtedness on the unsecured line of credit and the Modified Loan incurring interest at an overall higher interest rate in 1997, as compared to 1996. Depreciation and amortization expenses increased due to the effect of the current years additions to fixed assets, primarily tenant improvements, and the increase in amortization of leasing costs. This increase was slightly offset by the effect of assets becoming fully depreciated in 1996. Asset and property management fees declined due to the elimination of the asset management fee payable to a related party and the new management agreement (which changed the previous fee of 2.5% of cash receipts to a fixed fee).

         On May 27, 1997, approximately 90,000 square feet of unoccupied space at the Partnerships 757 Third Avenue Property was re-leased, representing approximately 20% of the building. As of December 31, 1997 and 1996, the current portfolio's occupancy was 92% and 84%, respectively. During 1997, the Operating Partnership signed new, renewal, extension, and expansion leases totaling 419,782 square feet at rental terms comparable to buildings of similar quality in the market. The increase in occupancy and the ability to retain tenants is a direct result of the improved economy.

         b.       1996 compared to 1995

         The Registrant generated a net loss before extraordinary gain of approximately $19.1 million for the year ended December 31, 1996, as compared to a net loss of approximately $39.2 million for the year ended December 31, 1995. The decrease in net loss was due to the loss due to permanent impairment recorded in 1995.

         Base rent and rent escalations (collectively "rental income") decreased to approximately $43.3 million for the year ended December 31, 1996, as compared to approximately $47.0 million for the year ended December 31, 1995. Rental income was negatively impacted by the loss of the 227 East 45th property by approximately $3,125,000, coupled with a decrease in rental income at 757 Third Avenue and 1372 Broadway of approximately

$1,992,000 and approximately $1,236,000, respectively, for the year ended December 31, 1996, as compared to 1995.

         These decreases were partially offset by an increase in rental income at 535 Fifth Avenue of approximately $1,075,000. The lower rental revenues were primarily the result of lower effective rental rates and decreased occupancy. Rental income at the other properties remained relatively constant.


         Expenses, before loss for permanent impairment of 22.5 million, for the year ended December 31, 1996, as compared to 1995, declined by approximately $1,673,000 partially as a result of the loss of Registrant's 227 East 45th Street property. The decreases in overall operating expenses (i.e., real estate and other taxes, payroll, utilities, repairs and maintenance, and cleaning and security) of $2,019,000, asset and property management fees of $1,102,000 and depreciation and amortization expense of approximately $1,680,000, were only partially offset by an increase in interest expense of $3,633,000.

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

Item 8.  Financial Statements and Supplementary Data

                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED DECEMBER 31, 1997

                                     INDEX

                                                                         Page
                                                                         ----

Independent Auditors' Reports............................................F - 2

Consolidated Financial Statements:

Balance Sheets as of December 31, 1997 and 1996..........................F - 4

Statements of Operations for the Years Ended
     December 31, 1997, 1996 and 1995....................................F - 5

Statements of Changes in Partners' Deficit for the
  Years Ended December 31, 1997, 1996 and 1995...........................F - 6

Statements of Cash Flows for the Years Ended
     December 31, 1997, 1996 and 1995....................................F - 7

Notes to Consolidated Financial Statements...............................F - 8

Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation
     at December 31, 1997...............................................F - 25

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.

                         Independent Auditors' Report

To the Partners
1626 New York Associates Limited Partnership:

We have audited the accompanying consolidated balance sheets of 1626 New York Associates Limited Partnership, (a Massachusetts limited partnership) and subsidiaries (the "Partnership") as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in partners' deficit and cash flows for the years then ended. Our audits also included the consolidated financial statement schedule supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Partnership has balloon payments totaling approximately $89,100,000 due on March 31, 1998. The inability of the Partnership to meet these obligations raises substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1626 New York Associates Limited Partnership and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                 /s/ Imowitz Koenig & Co., LLP

New York, N.Y.
March 24, 1998

To the Partners of 1626 New York Associates Limited Partnership:

We have audited the accompanying consolidated statement of operations, changes in partners' deficit and cash flows of 1626 New York Associates Limited Partnership (the Partnership) for the year ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of 1626 New York Associates Limited Partnership for the year ended December 31, 1995, in conformity with generally accepted accounting principles.

ARTHUR ANDERSEN LLP




Boston, Massachusetts
March 15, 1996

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Unit Data)

                                                                        DECEMBER 31,
                                                                 -----------------------

                                                                   1997           1996
                                                                 --------       --------
ASSETS

Real estate:

     Land                                                        $ 24,440       $ 24,440
     Buildings and improvements, net of accumulated
        depreciation of $141,658 and $130,617,
        in 1997 and 1996, respectively                            114,383        110,878
                                                                 --------       --------

                                                                  138,823        135,318

Other Assets:

     Cash and cash equivalents                                        221            125
     Restricted cash                                                7,341          9,406
     Accounts receivable, net of reserves of $259 and $748
         in 1997 and 1996, respectively                               489            751
     Prepaid expenses and other assets                              4,630          4,796
     Deferred rent receivable                                      12,306          8,424
     Deferred costs, net                                            7,698          4,827
                                                                 --------       --------

Total Assets                                                     $171,508       $163,647
                                                                 ========       ========

                See notes to consolidated financial statements.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                       (In Thousands, Except Unit Data)
                                  (Continued)

LIABILITIES AND PARTNERS' DEFICIT                                                     DECEMBER 31,
                                                                               --------------------------

                                                                                 1997             1996
                                                                               ---------        ---------
Liabilities:

     Mortgage notes payable to affiliates                                      $ 166,536        $ 205,171
     Other mortgage notes payable                                                 61,867           19,171
     Accounts payable, notes and loans payable, and accrued
         interest to general partners and affiliates                              24,739           13,695
     Accounts payable, accrued expenses, security
         deposits and other liabilities                                           10,085            8,826
     Accrued interest on mortgage notes to affiliates                             52,135           38,108
     Accrued interest on other mortgage notes                                         98              960
     Deferred purchase price obligation                                            1,498            1,498
                                                                               ---------        ---------

Total Liabilities                                                                316,958          287,429
                                                                               ---------        ---------

Commitments and Contingencies

Partners' Deficit:

     Limited Partners' Deficit - Units of Investor Limited Partnership
         Interest $250,000 stated value per unit; authorized, issued and outstanding -1,340 as of December 31, 1997
         and 1996                                                               (149,968)        (129,148)
     Less: investor notes                                                            (68)             (68)
                                                                               ---------        ---------

                                                                                (150,036)        (129,216)

     General Partners' Equity                                                      4,586            5,434
                                                                               ---------        ---------

         Total Partners' Deficit                                                (145,450)        (123,782)
                                                                               ---------        ---------

Total Liabilities and Partners' Deficit                                        $ 171,508        $ 163,647
                                                                               =========        =========

                See notes to consolidated financial statements.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In Thousands, Except Unit Data)

                                                                              YEARS ENDED DECEMBER 31,
                                                                  -------------------------------------------------

                                                                     1997               1996               1995
                                                                  -----------        -----------        -----------
Revenues:
     Base rent                                                    $    35,824        $    34,896        $    36,751
     Rent escalations                                                   6,506              8,391             10,231
     Other                                                                972                577                975
                                                                  -----------        -----------        -----------

         Total revenues                                                43,302             43,864             47,957
                                                                  -----------        -----------        -----------

Expenses (including $25,049, $21,961 and $6,547
     paid or accrued to the general partners and affiliates in 1997, 1996 and 1995) (see Notes 4 and 6):

     Interest                                                          28,807             26,592             22,628
     Depreciation                                                      11,041              9,969             11,598
     Amortization                                                       1,794              1,281              1,634
     Real estate and other taxes                                        9,502              9,626             10,339
     Utilities                                                          4,590              4,889              5,130
     Cleaning and security                                              4,080              3,804              4,416
     Asset and property management fees                                   549              1,460              2,562
     Repairs and maintenance                                            1,314              1,563              1,774
     Payroll                                                            1,350              1,198              1,440
     General and administrative                                         1,194              1,219              1,548
     Professional fees                                                    544              1,049              1,288
     Provision for doubtful accounts                                      205                342                308
     Loss due to permanent impairment                                    --                 --               22,500
                                                                  -----------        -----------        -----------

         Total expenses                                                64,970             62,992             87,165
                                                                  -----------        -----------        -----------

Loss before extraordinary gain                                        (21,668)           (19,128)           (39,208)

     Extraordinary gain on transfer of 227 East 45th Street              --               14,419               --
                                                                  -----------        -----------        -----------

Net loss                                                          $   (21,668)       $    (4,709)       $   (39,208)
                                                                  ===========        ===========        ===========



Net (loss) income allocated to general partners                   $      (848)       $     2,982        $    (2,027)
                                                                  ===========        ===========        ===========

Net loss before extraordinary item allocated to
   investor limited partners                                      $   (20,820)       $   (18,393)       $   (37,181)

Extraordinary gain allocated to investor limited partners                --               10,702               --
                                                                  -----------        -----------        -----------

Net loss allocated to investor limited partners                   $   (20,820)       $    (7,691)       $   (37,181)
                                                                  ===========        ===========        ===========

Net loss per unit of investor limited partnership
     interest before extraordinary gain                           $(15,537.31)       $(13,726.12)       $(27,747.01)

Extraordinary gain per unit of investor limited
   partnership interest                                                  --             7,986.57               --
                                                                  -----------        -----------        -----------

Net loss per unit of investor limited
   partnership interest                                           $(15,537.31)       $ (5,739.55)       $(27,747.01)
                                                                  ===========        ===========        ===========

                See notes to consolidated financial statements.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                       (In Thousands, Except Unit Data)

                                   Units of
                                   Investor          Investor            General
                                    Limited           Limited           Partners'            Total
                                  Partnership        Partners'          (Deficit)          Partners'
                                   Interest          (Deficit)            Equity           (Deficit)
                                  -----------       -----------        -----------        -----------
Balance - December 31, 1994             1,340       $   (84,344)       $   (32,683)       $  (117,027)

    Net Loss                             --             (37,181)            (2,027)           (39,208)
                                  -----------       -----------        -----------        -----------

Balance - December 31, 1995             1,340          (121,525)           (34,710)          (156,235)

    Net (Loss) Income                    --              (7,691)             2,982             (4,709)

    Capital Contributions                --                --               37,162             37,162
                                  -----------       -----------        -----------        -----------

Balance - December 31, 1996             1,340          (129,216)             5,434           (123,782)

    Net Loss                             --             (20,820)              (848)           (21,668)
                                  -----------       -----------        -----------        -----------

Balance - December 31, 1997             1,340       $  (150,036)       $     4,586        $  (145,450)
                                  ===========       ===========        ===========        ===========

                See notes to consolidated financial statements.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)

                                                                                        YEARS ENDED DECEMBER 31,
                                                                              ----------------------------------------

                                                                                1997            1996            1995
                                                                              --------        --------        --------
Cash Flows from Operating Activities:

Net loss                                                                      $(21,668)       $ (4,709)       $(39,208)
Adjustments to reconcile net loss to net cash
 used in operating activities:
     Depreciation and amortization                                              13,925          12,086          13,737
     Interest expenses to related party                                           --               694           3,765
     Deferred fees to related party                                               --               267           1,858
     Change in deferred rent receivable                                         (3,882)           (484)            536
     Reduction in carrying value of income producing properties                   --              --            22,500
     Gain on transfer of 227 East 45th Street                                     --           (14,419)           --
     Provision for doubtful accounts                                              (489)            337            (683)

Changes in operating assets and liabilities:

     Decrease in accounts receivable, prepaid
        expenses and other assets                                                1,407               8              65
     Increase (decrease) in accounts payable, accrued expenses,
        security deposits and other liabilities                                  1,259           1,359          (4,765)
     Increase in accrued mortgage interest                                        --              --             2,877
                                                                              --------        --------        --------

         Net cash (used in) provided by operating activities                    (9,448)         (4,861)            682
                                                                              --------        --------        --------

Cash Flows from Investing Activities:

     Additions to buildings and improvements                                   (14,546)         (7,549)         (7,746)
     Increase in deferred leasing costs                                         (4,810)           (863)         (1,510)
                                                                              --------        --------        --------

         Cash used in investing activities                                     (19,356)         (8,412)         (9,256)
                                                                              --------        --------        --------

Cash Flows from Financing Activities:

     Proceeds from other mortgage notes payable                                 24,000            --              --
     Repayment of other mortgage notes payable                                 (19,091)           --              --
     Increase in accrued mortgage interest                                      13,165          11,138            --

     Principal payments on mortgage notes to affiliates                         (1,421)         (1,829)           --
     Increase  in accounts payable, notes and loans
        payable and accrued interest to general partners and affiliates         11,697           3,694             475
     Principal payments on other mortgage notes                                    (80)           (101)           (959)
     Decrease in restricted cash                                                 1,574             229           9,217
     Payment of deferred refinancing costs                                        (944)           --              --
                                                                              --------        --------        --------

         Net cash provided by financing activities                              28,900          13,131           8,733
                                                                              --------        --------        --------

         Net increase (decrease) in cash and cash equivalents                       96            (142)            159

Cash and cash equivalents, beginning of year                                       125             267             108
                                                                              --------        --------        --------

Cash and cash equivalents, end of year                                        $    221        $    125        $    267
                                                                              ========        ========        ========

Supplemental Disclosure of  Cash Flow Information:

     Cash paid for interest                                                   $ 13,377        $ 13,120        $ 16,368
                                                                              ========        ========        ========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
     Transfer of debt in 1997 - See Note 4
     Deed in lieu of foreclosure in 1996 - See Note 5
     Related party debt forgiveness and modification in 1996 - See Notes 2 and 6

                See notes to consolidated financial statements.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


NOTE 1 -        ORGANIZATION

                1626 New York Associates Limited Partnership (the "Investor Partnership") was organized on December 6, 1983 under the Massachusetts Uniform Limited Partnership Act to acquire and own a 99% General Partnership interest in and serve as a General Partner of Nineteen New York Properties Limited Partnership, a Massachusetts Limited Partnership (the "Operating Partnership"), which was also organized on December 6, 1983. The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnerships".

                As of December 31, 1997, the Operating Partnership owns six commercial rental properties located in New York City. These properties are referred to herein individually as a "Property" and collectively as the "Properties". On January 13, 1998, the Operating Partnership sold its 1372 Broadway property (see
                Note 10).

                The Operating Partnership financed the purchase of the Properties through a private offering by the Investor Partnership of 1,344 units of Limited Partnership Interest (1340 units outstanding at December 31, 1997 and 1996) at $250,000 per Unit (the "Unit") for an approximate 94% interest in operating profits and losses of the Investor Partnership (see Note 6).

NOTE 2 -        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Basis of Presentation - Going Concern

                The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnerships have maturing mortgage debt, totaling approximately $89,100,000 due March 31, 1998 (see Notes 3, 4 and 6). Based on the current value of the Properties, it is highly unlikely the Partnerships will be able to meet their 1998 obligations. Accordingly, it appears there is a substantial likelihood that some or all of the Properties, if not sold, will be lost through foreclosure in 1998. In the event that Properties are sold, all proceeds would be used to satisfy any related outstanding indebtedness. This raises substantial doubt about the Partnerships' ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                Consolidation

                The accompanying consolidated financial statements of the Investor Partnership have been prepared on a consolidated basis with those of the Operating Partnership and its wholly - owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

                Real Estate

                Real estate is carried at cost, adjusted for depreciation and impairment of value. Acquisition fees are capitalized as a cost of real estate. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of", the Partnership records impairment losses for long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows are not sufficient to recover the asset's carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount.

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

                Deferred Rent Receivable

                The Operating Partnership leases space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the term of the leases. For all other leases, rents are recognized over the term of the leases as earned.

                Deferred Costs

                Financing costs and leasing costs are capitalized and amortized using the straight-line method over the term of the related agreements. Financing costs are amortized as interest expense.

                Deferred costs at December 31, are as follows (in thousands):

                Category                             1997          1996
                --------                             ----          ----

                Financing costs                    $  5,310      $  5,252
                Leasing costs                        26,137        21,361
                                                   --------      --------
                                                     31,447        26,613

                Less: accumulated amortization      (23,749)      (21,786)
                                                   --------      --------

                                                   $  7,698      $  4,827
                                                   ========      ========

                Income Taxes

                Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

                Advertising

                The Operating Partnership expenses the cost of advertising as incurred. Advertising expenses of

                $134,000, $300,000 and $424,000 were incurred for 1997, 1996 and 1995, respectively, and are included in general and administrative expenses.

                Restricted Cash

                Restricted cash consists primarily of amounts restricted pursuant to debt agreements and tenant security deposits.

                Disclosures About the Fair Value of Financial
                Instruments

                SFAS No. 107 "Disclosures About the Fair Value of Financial Instruments", requires that disclosure be made of estimates of the fair value of each class of financial instrument. Financial instruments held by the Partnership as of December 31, 1997 and 1996, consisted primarily of cash and cash equivalents, short-term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and mortgage notes payable. Due to the reduced value of the Partnership's real estate properties, which is the security for these mortgages and the uncertainty of obtaining replacement financing, it is not practicable to estimate the fair value of such debt.

                Reclassifications

                Certain amounts from 1996 and 1995, have been reclassified to conform to the 1997 presentation.

                Partnership Allocations

                The net operating profits and losses and distributions of cash flow, as defined in the Partnership agreement of the Investor Partnership, with the exception of the depreciation deductions, which are allocated solely to the limited partners of the Investor Partnership, are, in general, allocated as follows:

                   Partner                                     Percentage
                   -------                                     ----------

                   Investor Limited Partners                     94.000%
                   Winthrop Interim Partners I,
                    A Limited Partnership ("WIPI:)                5.200%
                   Lineups Lexington Associates
                    Limited Partnership ("Linnaeus Lexington")     .752%
                   Two Winthrop Properties, Inc. ("Two Winthrop")  .048%

                Any gains (losses) resulting from sales, dispositions or refinancing of any of the properties are to be allocated first to the Partners having negative (positive) capital account balances, in proportion to and to the extent of such negative (positive) balances, and thereafter, according to the various provisions of the Partnership agreement. Due to this provision, $3,717,000 of the gain arising from the foreclosure of the Partnership's 227 East 45th Street property was allocated to the General Partners in 1996. No cash distributions to the Partners have been made.

                In connection with a related party debt modification (the "Related Party Debt") in 1996, the General Partners and certain of their affiliates contributed $37,162,000 to the Operating Partnership. This transaction has been treated as a capital contribution by the General Partners.


NOTE 3 -        MORTGAGE NOTES PAYABLE

                Dime Mortgage Loans

                The Dime Savings Bank loans (the "Dime Loan(s)") were secured by the Partnerships, 300 Park Avenue South and 509 Fifth Avenue properties. In 1992, the maturity date and payment terms with respect to the mortgage encumbering 300 Park Avenue South were modified.

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

                The percentages shown are based on the $11,882,000 loan balance and the difference between the pay rate and the interest rate is deferred without interest.

                Due to the extension of the maturity date and the deferral of principal and certain interest payments, this restructuring constituted a troubled debt restructuring, as defined in SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance with SFAS 15, interest expense was computed using the effective interest method. The resulting effective interest rate was 6.15% per annum as of August 25, 1997 and December 31, 1996. As of August 25, 1997 and December 31, 1996, accrued and unpaid interest related to the Dime Loan with respect to 300 Park Avenue South, calculated in accordance with SFAS 15, was $824,000 and $903,000, respectively.

                On August 25, 1997, the Dime Loans were refinanced with Solomon Brothers Realty Corp. ("SBRC"). The existing Dime loans, aggregating $19,091,000 (plus $824,000 of accrued and unpaid interest) were refinanced with a new loan aggregating $24,000,000 (allocated $16,800,000 to 300 Park Avenue South and $7,200,000 to 509 Fifth Avenue). The SBRC loan has an annual interest rate of 265 basis points over 30-day LIBOR (8.50% at December 31, 1997), and matures in two years. No scheduled principal payments are required until maturity. Any principal payments that are made will be made out of the excess cash flows from the Properties, as defined. In addition, a capital improvement escrow account was established at closing with the excess proceeds from the loan. In connection with the refinancing, the Operating Partnership's 300 Park Avenue South and 509 Fifth Avenue properties were conveyed by the Operating Partnership to newly created limited liability companies which are wholly-owned, indirectly, by the Operating Partnership and its partners. The Partnership incurred approximately $944,000 in financing costs in connection with the refinancing.

                Transfer of Debt

                In August 1997, a portion of the Related Party Debt, that was allocated to the 1372 Broadway property, was sold by the related party to the ultimate purchaser of the property, thus eliminating the property from the cross-collateralization provision of the related party loan (see Note 4).

                The principal balance in other mortgage notes payable as of December 31, 1997 and 1996, is as follows (in thousands):

                     Property                        1997              1996
                     --------                      --------          --------
                    300 Park Avenue South          $ 16,800          $ 11,882
                    509 Fifth Avenue                  7,200             7,289
                    1372 Broadway                    37,867                 -
                                                   --------          --------
                                                   $ 61,867          $ 19,171
                                                   ========          ========

                On January 13, 1998, the Partnership sold its 1372 Broadway property (see Note 10).

                Fuji Mortgage Notes

                The Fuji Bank, Ltd. Loan ("Fuji Loan" or "Fuji") with an outstanding loan balance of $207,000,000, and secured by the Partnerships' 757 Third Avenue, 535 Fifth Avenue, 545 Fifth Avenue, and 1372 Broadway properties ("Fuji Properties") was restructured on September 30, 1992. The interest rate through January 17, 1997 was to remain at 9.69% and was to adjust monthly thereafter at LIBOR plus .63%. The pay rates were reduced to equal ( as a percentage of $207,000,000) 6.5% from January 1, 1992 through December 31, 1997, 7.5% from January 1, 1998 through December 31, 1999 and 8.25% from January 1, 2000 through January 17, 2001, the new maturity date. Due to the extension of the maturity date and the deferral of certain interest amounts, this restructuring constituted a troubled debt restructuring as defined by SFAS 15. In accordance with SFAS 15, interest expense was computed using the effective interest rate method. The resulting effective interest rate was approximately 7.0% and 6.5%, per annum, in 1995 and 1994, respectively. At February 28, 1996, accrued and unpaid interest related to the Fuji Loan, calculated in accordance with SFAS 15, was $27,300,000.

                On February 28, 1996, the Fuji Loan was sold to an affiliate of the General Partner (see Note 4). In connection with the sale of the Fuji Loan, the Related Party Debt was modified (see Note 6).

                Sanwa Mortgage Notes

                The Operating Partnership had two non-recourse loans from Sanwa Business Credit Corporation ("Sanwa"). The Sanwa loans had been restructured in 1992. The interest rate on the restructured Sanwa loans was to equal the prime rate plus 2%, effective September 1, 1991. The pay rates required equaled 7% from September 1, 1992 through August 31, 1995; 8% from September 1, 1995 through August 31, 1998; and 9% from September 1, 1998 through December 31, 2001. The difference between the pay rate and the interest rate was deferred without interest. Interest expense in the accompanying consolidated financial statements for 1995 was computed using the effective interest method. The resulting effective interest rate was approximately 2.5% per annum in 1995.

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

                Under the terms of the modified Fuji Loan (the 'Modified Loan"), the Operating Partnership obtained a reduction in the current interest required to be paid under the Modified Loan which, based on projections, would greatly reduce the likelihood of monetary default under the loan prior to February 28, 1998, the new maturity date for a component of the modification. As part of the restructuring of the Fuji loan, each of the Fuji Properties was conveyed by the Operating Partnership to newly-created limited liability companies which are wholly-owned, indirectly, by the Operating Partnership and its partners.

                The Modified Loan is comprised of several component non-recourse loans, all held by Zeus and its affiliates. In August 1997, the senior portion of the Modified Loan, that was allocated to 1372 Broadway, was sold by Zeus to the ultimate purchaser of the property, thus eliminating the property from the cross-collateralization provision of the Modified Loan (see Note 10). The remaining senior component consists of a series of secured notes in the aggregate principal amount $64,086,000 and $102,721,000 at December 31, 1997 and 1996,
                respectively, (the "Secured A Notes"). These notes have an annual interest rate of 295 basis points over 30-day LIBOR (8.80% and 8.33% at December 31, 1997 and 1996, respectively), were scheduled to mature on February 28, 1998, but were extended to March 31, 1998.

                The junior component consists of secured notes in the aggregate principal amount of $102,450,000 at December 31,

                1997 and 1996 (the "Secured B Notes"). These notes have a fixed annual interest rate of 14% through February 28, 1999 and then 16.75% thereafter, maturing on February 28, 2016. A mandatory prepayment of $25 million against the Secured B Notes was scheduled to be made on March 15, 1998, but was extended to March 31, 1998.

                The Secured A Notes and Secured B Notes are collectively secured by first mortgages on the Fuji Properties.

                The following is a summary of the scheduled principal maturities by year under the Modified Loan (in thousands):

                              Year                      Amount
                              ----                  --------------
                              1998                  $       89,086
                              1999                               -
                              2000                               -
                              2001                               -
                              Thereafter                    77,450
                                                    --------------
                                                    $      166,536
                                                    ==============

                A third component of the Modified Loan is an unsecured $19,550,000 note (the "Unsecured Note") representing the additional financing expected to be drawn upon by the Operating Partnership to fund capital improvements and tenant lease-up costs with respect to the Fuji Properties. However, any borrowings under this credit line are subject to Zeus' discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. The outstanding balance against the Unsecured Note was $12,761,000 and $2,892,000 as of December 31, 1997 and 1996, respectively, and is included in accounts payable, notes and loans payable and accrued interest to general partners and affiliates. The Unsecured Note bears interest at a fixed annual rate of 14% through February 28, 1999 and then 16.75% thereafter and was scheduled to mature on February 28, 1998, but was extended to March 31, 1998.

                Interest expense incurred for the years ended December 31, 1997 and 1996, relating to the Modified Loan was $23,504,000 and $19,659,000, respectively.

                The principal benefit of the Modified Loan to the Partnership was a substantial reduction in current debt service requirements through February 1998. The only current debt service payments that were required to be made under the Modified Loan for this two-year period were the interest payments on the Secured A Notes. Interest on all other components of the Modified Loan were payable to the extent of available cash flow from the Fuji Properties, and otherwise, accrue until sufficient cash flow was available for payment. As a result of this modification, the likelihood of a monetary default had been deferred from 1996 to 1998.

NOTE 5 -        DEED IN LIEU OF FORECLOSURE

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

NOTE 6 -        CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

                The General Partners of the Investor Partnership are Linnaeus Lexington, Two Winthrop and WIPI. Two Winthrop, the Managing General Partner of the Investor Partnership is wholly owned by First Winthrop Corporation ("First Winthrop") which in turn is controlled by Winthrop Financial Associates ("WFA"). The General Partners, who are all affiliates of WFA, own the remaining 6% interest in the profits and losses of the Investor Partnership. Additionally, WFA, First Winthrop and a subsidiary, WFC Realty Co., Inc. ("WFC Realty"), collectively own a 1% interest in the profits and losses of the Operating Partnership.

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


                The following table sets forth the amount of fees, commissions and other costs which the Partnerships paid or accrued to the General Partners and their affiliates for the years ended December 31, 1997, 1996 and 1995 (in thousands):

                      Type of Compensation             1997     1996     1995
                      --------------------             ----     ----     ----

                      Asset Management Fee             $  -     $  -    $1,377
                      Property Management Fees            -      329     1,185
                      Leasing Commissions                 -       63       476
                      (capitalized as deferred costs)
                      Cleaning Fees and
                         Security Fees                    -        -       220
                      Construction Supervision Fee        -       72       609
                      (capitalized to the costs of
                        Buildings and Improvements)
                      Reimbursement for                  24        -         -
                       accounting and
                        administrative services

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

                Under the Winthrop Debt Agreement, WFA and its affiliates contributed $37,162,000 of the $47,162,000 to the Operating Partnership in 1996. The remaining $10,000,000 receivable has been evidenced by a promissory note issued by the Operating Partnership (the "Receivables Note") and is payable from the excess cash flow, as defined, from 509 Fifth Avenue and 300 Park Avenue South. WFA then sold the Receivables Note to an affiliate of Zeus for a payment of $6 million in cash. The Receivables Note has an annual base interest rate of 6% and an additional annual contingent interest rate of 9%. Interest, to the extent that it cannot be paid currently, accrues until maturity. The Note, which was scheduled to mature on July 31, 1997, was extended to the earlier of August 31, 1999 or such time that the SBRC loan becomes due. Interest expense incurred during 1997 and 1996, relating to the Receivables Note was $1,521,000 and $1,279,000, respectively.

                WFA was entitled to nonrecurring fees for organizing the Investor Partnership, providing services for tax consultation, and acquisition and financing of the Properties. The total fees for these services were $44,911,000, of which $9,020,000 was outstanding at February 28, 1996 and December 31, 1995, which was included in the Winthrop Debt Agreement.

                The Partnerships accrued interest on any unpaid fees or advances due to First Winthrop and its affiliates at an interest rate of prime plus .75%. The total interest incurred during 1996 and 1995 was $694,000 and $3,765,000, respectively. All unpaid fees, advances, and accrued and unpaid interest were included in the Winthrop Debt Agreement.

NOTE 7 -        IMPAIRMENT OF VALUE OF REAL ESTATE

                During 1995, Management determined that the Properties suffered an impairment in value which was considered to be other than temporary. Management's assessment of impairment in 1995 was primarily related to the continued weak New York City commercial real estate market. As a result, the Partnership wrote down its investment in the Fuji Properties by $22,500,000 in 1995. As a result of the transfer of the Partnership's 227 East 45th Street property during 1996, the remaining impairment of value of real estate is $20,523,000, and is allocated $11,124,000 to 757 Third Avenue, $5,664,000 to 535 Fifth Avenue and $3,735,000 to 545 Fifth Avenue.

NOTE 8 -        COMMITMENTS AND CONTINGENCIES

                (a) The Operating Partnership leases the properties to tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

                The aggregate future minimum fixed lease payments receivable under non-cancelable leases at December 31, 1997, excluding 1372 Broadway, are as follows (in thousands):


                              Year               Amount
                              ----              --------

                              1998              $ 27,712
                              1999                26,463
                              2000                24,672
                              2001                22,814
                              2002                21,498
                              Thereafter          98,199
                                                --------

                                                $221,358
                                                ========

                (b) Deferred Purchase Price Obligation

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

                At the acquisition date, the Operating Partnership recorded a liability to the seller of $25,296,000, representing the Operating Partnership's estimate of the amount due based on the original purchase price of the

                Properties. The total liability has been reduced to $1,498,000 due to sales and transfers of various properties and management's estimate of fair market value. No payments were required as a result of the Operating Partnership transferring its 227 East 45th Street property to Sanwa in 1996. In connection with the sale of 1372 Broadway in January 1998 (see
                Note 10), the Partnership paid $209,000 against its deferred purchase price obligation.

                (c) Litigation

                The Operating Partnership has been named as a defendant in various lawsuits. These actions are at varying stages within the legal process, and the Operating Partnership has counterclaimed on several of the actions. The Partnership's management expects that the outcome of these actions will not have a material adverse impact on the accompanying consolidated financial statements.

NOTE 9 -        RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

               The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows (in thousands):

                                                            1997            1996            1995
                                                          --------        --------        --------
             Net loss - financial statements              $(21,668)       $ (4,709)       $(39,208)

                Differences resulted from:
                   Depreciation                             (1,961)         (2,785)         (1,891)
                   Rent concessions                         (5,276)         (2,003)         (2,693)
                   Rental revenues                           2,710           2,000           1,512
                   Loss due to permanent impairment           --              --            22,500
                   Amortization                               (738)           (603)            152
                   Mortgage recording taxes                    151             352              94
                   Bad debt expense                           (484)            334            (684)
                   Interest expense                          8,995           7,194           1,791
                   Gain on disposal                           --             1,107            --
                   Other timing differences                    215           1,021             368
                                                          --------        --------        --------

                Net (loss) income -
                   income tax method                      $(18,056)       $  1,908        $(18,059)
                                                          ========        ========        ========

                The Partnership's taxable (loss) income per unit of limited partnership interest for 1997, 1996 and 1995 was $(13,256), $678 and $(12,551), respectively.


NOTE 10 -       SUBSEQUENT EVENTS

                On January 13, 1998, the Partnership sold its 1372 Broadway property to an unaffiliated third party for

                $52,000,000. All of the proceeds were used to partially satisfy the approximately $94,000,000 allocated portion of the Modified Loan (including accrued and unpaid interest), with the unsatisfied portion of the Modified Loan being reallocated among the remaining Fuji Properties. For financial reporting purposes, the sale will result in a gain in 1998.


                On March 10, 1998, in connection with the extension of the maturity date of the Secured A Notes, the $25 million prepayment against the Secured B Notes, and the Unsecured Note until March 31, 1998, the Partnership agreed to retain an entity affiliated with Zeus as its new managing agent for all properties, effective April 1, 1998.

NOTE 11 -       PRO FORMA FINANCIAL INFORMATION

                The following pro forma consolidated balance sheet as of December 31, 1997 and the pro forma consolidated statement of operations for the year then ended give effect to the sale of the Partnership's 1372 Broadway property. The adjustments related to the pro forma consolidated balance sheet assume the transaction was consummated at December 31, 1997, while the adjustments to the pro forma consolidated income statement assume the transaction was consummated at the beginning of the year presented. The sale occurred on January 13, 1998.

                The pro forma adjustments required are to eliminate the assets, liabilities and operating activity of 1372 Broadway.

                These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect, as of, and for the period presented or what may be achieved in the future.

                     Pro Forma Consolidated Balance Sheet
                               December 31, 1997
                       (In Thousands, Except Unit Data)

                                                                                   Pro Forma           Pro Forma
                                                              Historical          Adjustments         (Unaudited)
                                                             ------------        ------------        ------------
ASSETS

Real Estate:

      Land                                                   $     24,440        $     (4,298)       $     20,142
      Buildings and improvements                                  256,041             (63,722)            192,319
      Accumulated depreciation                                   (141,658)             39,593            (102,065)
                                                             ------------        ------------        ------------
                                                                  138,823             (28,427)            110,396

Other Assets:

      Cash and cash equivalents                                       221                --                   221
      Restricted cash                                               7,341              (2,424)              4,917
      Accounts receivable, net                                        489                (117)                372
      Prepaid expenses and other assets                             4,630              (1,115)              3,515
      Deferred rent receivable                                     12,306              (3,219)              9,087
      Deferred costs, net                                           7,698              (1,299)              6,399
                                                             ------------        ------------        ------------

Total Assets                                                 $    171,508        $    (36,601)       $    134,907
                                                             ============        ============        ============

LIABILITIES AND PARTNERS' DEFICIT

Liabilities:

      Mortgage notes payable to affiliates                   $    166,536        $       --          $    166,536
      Other mortgage notes payable                                 61,867             (37,867)             24,000
      Accounts payable, notes and loans payable,
         and accrued interest to general partners
         and affiliates                                            24,739                --                24,739
      Accounts payable, accrued expenses, security
         deposits and other liabilities                            10,085              (3,868)              6,217
      Accrued interest on mortgage notes to affiliates             52,135                --                52,135
      Accrued interest on other mortgage notes                         98                --                    98
      Deferred purchase price obligation                            1,498                (209)              1,289
                                                             ------------        ------------        ------------

Total Liabilities                                                 316,958             (41,944)            275,014
                                                             ------------        ------------        ------------


Partners' Deficit:

      Limited Partners' Deficit - Units of
         Investor Limited Partnership Interest
         $250,000 stated value per unit; authorized,
         issued and outstanding -1,340 as of
         December 31, 1997 and 1996                              (149,968)              5,135            (144,833)
      Less: investor notes                                            (68)               --                   (68)
                                                             ------------        ------------        ------------

                                                                 (150,036)              5,135            (144,901)

      General Partners' Equity                                      4,586                 208               4,794
                                                             ------------        ------------        ------------

         Total Partners' Deficit                                 (145,450)              5,343            (140,107)
                                                             ------------        ------------        ------------

Total Liabilities and Partners' Deficit                      $    171,508        $    (36,601)       $    134,907
                                                             ============        ============        ============

                Pro Forma Consolidated Statement of Operations
                     For the Year Ended December 31, 1997
                       (In Thousands, Except Unit Data)

                                                                            Pro Forma           Pro Forma
                                                        Historical         Adjustments         (Unaudited)
                                                      ------------        ------------        ------------
Revenues:

     Base rent                                        $     35,824        $     (9,583)       $     26,241
     Rent escalations                                        6,506              (1,522)              4,984
     Other                                                     972                (201)                771
                                                      ------------        ------------        ------------

                           Total Revenues                   43,302             (11,306)             31,996
                                                      ------------        ------------        ------------

Expenses:

     Interest                                               28,807              (3,628)             25,179
     Depreciation                                           11,041              (3,064)              7,977
     Amortization                                            1,794                (647)              1,147
     Real estate and other taxes                             9,502              (2,275)              7,227
     Utilities                                               4,590              (1,136)              3,454
     Cleaning and security                                   4,080                (675)              3,405
     Asset and property management fees                        549                (131)                418
     Repairs and maintenance                                 1,314                (203)              1,111
     Payroll                                                 1,350                (295)              1,055
     General and administrative                              1,194                (286)                908
     Professional fees                                         544                 (97)                447
     Provision for doubtful accounts                           205                --                   205
                                                      ------------        ------------        ------------

                         Total Expenses                     64,970             (12,437)             52,533
                                                      ------------        ------------        ------------

Net loss                                              $    (21,668)       $      1,131        $    (20,537)
                                                      ============        ============        ============

Net loss allocated to general partners                $       (848)       $       (103)       $       (951)
                                                      ============        ============        ============

Net loss allocated to investor limited partners       $    (20,820)       $      1,234        $    (19,586)
                                                      ============        ============        ============

Net loss per unit of investor limited
   partnership interest                               $ (15,537.31)       $     920.89        $ (14,616.42)
                                                      ============        ============        ============

                                                                                                                     Schedule III
                                           1626 New York Associates Limited Partnership
                                             Real Estate and Accumulated Depreciation
                                             ----------------------------------------
                                                        December 31, 1997
                                                        -----------------
                                                          (In Thousands)


                                         January 1984 Acquisition Costs
                                               Real Estate Assets                        Mortgage
                                       ------------------------------------              Discount
                     Encumbrances                            Buildings                  Allocation
                      (excluding                                and         ----------------------------------
  Description      accrued interest)        Land           Improvements           Land          Bldgs & Imp.          Total
----------------   -----------------  ----------------  ------------------  ----------------  ----------------  -----------------
757 Third Avenue   $         74,362   $        11,934   $          66,872   $          (125)  $          (397)  $         78,284

535 Fifth Avenue             34,792             6,034              29,991              (300)           (1,222)            34,503

545 Fifth Avenue             17,427             3,152              18,013              (331)           (1,351)            19,483

1372 Broadway (4)            77,822             4,385              34,343              (155)             (491)            38,082

509 Fifth Avenue              7,200               900               4,053               (88)             (351)             4,514

300 Park Avenue              16,800             1,982              14,230               (46)             (145)            16,021
                   -----------------  ----------------  ------------------  ----------------  ----------------  -----------------

TOTAL              $        228,403   $        28,387   $         167,502   $        (1,045)  $        (3,957)  $        190,887
                   =================  ================  ==================  ================  ================  =================

                     Costs Capitalized / (Deducted)                          Gross Balances @ 12/31/97 (1)
                        Subsequent to Acquisition      ------------------------------------------------------------------------
                    ---------------------------------                                          Impairments
                                         Buildings                           Buildings           to Land
                                            and                                 and                 &
  Description            Land          Improvements          Land           Improvements        Building           Total (2)
----------------   ----------------  ----------------  ----------------  -----------------  ----------------   ----------------
757 Third Avenue   $           130   $        30,626   $        11,939   $         97,382   $       (11,124)   $        98,197

535 Fifth Avenue               (10)           21,291             5,724             50,060            (5,664)            50,120

545 Fifth Avenue                (5)           17,689             2,816             34,351            (3,735)            33,432

1372 Broadway (4)               68            30,151             4,298             63,722                 -             68,020

509 Fifth Avenue                (1)              230               811              3,932                 -              4,743

300 Park Avenue                 (5)            9,953             1,931             24,038                 -             25,969
                   ----------------  ----------------  ----------------  -----------------  ----------------   ----------------

TOTAL              $           177   $       109,940   $        27,519   $        273,485   $       (20,523)   $       280,481
                   ================  ================  ================  =================  ================   ================


                                                             Life
                                                            on which
                                                           Deprecia-
                                                            tion is
                                                            computed
                                            Date           in latest
                      Accumulated            of           statement of
  Description       Depreciation (3)       Constr.         operations
----------------   -----------------   ---------------   --------------
757 Third Avenue   $         47,811         1963         5 - 30 Years

535 Fifth Avenue             23,487         1926         5 - 30 Years

545 Fifth Avenue             14,091         1900         5 - 30 Years

1372 Broadway (4)            39,593         1914         5 - 30 Years

509 Fifth Avenue              3,098         1915         5 - 30 Years

300 Park Avenue              13,578         1920         5 - 30 Years
                   -----------------

TOTAL              $        141,658
                   =================

                            See accompanying notes.

                                                                  SCHEDULE III

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1997
                                (In Thousands)

NOTES:
(1)           The aggregate cost federal income tax purpose is $302,474.

(2)           Balance, January 1, 1995                                                  $    289,511
              Improvements capitalized subsequent to acquisition                               7,746
              Impairment of value                                                            (22,500)
                                                                                        -------------

              Balance, December 31, 1995                                                     274,757
              Improvements capitalized subsequent to acquisition                               7,549
              Cost of rental property disposed of                                            (18,348)
              Impairment of value of rental property disposed of                               1,977
                                                                                        -------------

              Balance, December 31, 1996                                                     265,935
              Improvements capitalized subsequent to acquisition                              14,546
                                                                                        -------------

              Balance, December 31, 1997                                                $    280,481
                                                                                        =============



(3)           Balance, January 1, 1995                                                  $    117,422
              Additions charged to expense                                                    11,598
                                                                                        -------------

              Balance, December 31, 1995                                                     129,020
              Additions charged to expense                                                     9,969
              Accumulated depreciation of rental property disposed of                         (8,372)
                                                                                        -------------

              Balance, December 31, 1996                                                     130,617
              Additions charged to expense                                                    11,041
                                                                                        -------------

              Balance, December 31, 1997                                                $    141,658
                                                                                        =============

(4)           Property was sold on January 13, 1998.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

         Effective September 19, 1996, the Partnership dismissed its prior Independent Auditors, Arthur Andersen LLP ("Arthur Andersen") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP ("Imowitz Koenig"). Arthur Andersen's Independent Auditors' Report on the Partnership financial statements for calendar year ended December 31, 1995, did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Partnership managing general partner's directors. During calendar year ended 1995 and through September 19, 1996, there were no disagreements between the Registrant and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Arthur Andersen, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

         Effective September 19, 1996, the Partnership engaged Imowitz Koenig as its Independent Auditors. The Partnership did not consult Imowitz Koenig regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K prior to September 19, 1996.

                                   PART III

Item 10. Directors and Executive Officers of Registrant.

         The Partnership has no officers or directors. Two Winthrop manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1998, the names of the directors and executive officers of Two Winthrop and the position held by each of them, are as follows:

                                                         Has Served as
                            Position Held with the       a Director or
Name                       Managing General Partner      Officer Since
----                       ------------------------      -------------

Michael L. Ashner          Chief Executive Officer            1-96
                           and Director

Edward Williams            Chief Financial Officer            4-96
                           Vice President and
                           Treasurer

Peter Braverman            Senior Vice President              1-96
                           and Director

Carroll Vinson             Vice President - Residential      10-97
                           and Director

Carolyn Tiffany            Vice President and Clerk          10-95

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Edward V. Williams, age 57, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 46, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr.

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

         Carroll D. Vinson, age 57, has been Vice President - Residential and a Director of Two Winthrop since October 1997. He has acted as Chief Operating Officer of Insignia Properties Trust since May 1997. During 1993 to August 1994, Mr. Vinson was affiliated with Crisp, Hughes & Co. (regional CPA firm) and engaged in various other investment and consulting activities which included portfolio acquisitions, asset dispositions, debt restructurings and financial reporting. Briefly, in early 1993, Mr. Vinson served as President and Chief Executive Officer of Angeles Corporation, a real estate investment firm.

         Carolyn Tiffany, age 31, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. From October 1995 to present Ms. Tiffany has been a Vice President in the asset management and investor relations departments of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; and Winthrop Miami Associates Limited Partnership.

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


Item 12. Security Ownership of Certain Beneficial Owners and
         Management.

         (a)      Security Ownership of Certain Beneficial Owners.

                  Two Winthrop, WIPI and Linnaeus-Lexington own all the outstanding general partnership interests in the Partnership. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding partnership interests as of December 31, 1997.

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

         The following table sets forth the amounts of fees, commissions and cash distributions which the Partnership and the Operating Partnership accrued for the account of the General Partners and their affiliates for the years ended December 31, 1997, 1996 and 1995. As described above, these fees have either been contributed to the Partnership or are evidenced by the Receivables Note.

Receiving
Entity            Type of Compensation     1997         1996          1995
------            --------------------     ----         ----          ----
Winthrop          Asset Management Fee         --           --     $1,377,000
  Management
Winthrop          Property Management          --     $329,000     $1,184,662
  Management
Winthrop          Leasing Commissions          --     $ 63,000     $  475,868
  Management
The Cleaning      Cleaning Fees                --           --     $  220,491
  Force
Winthrop          Construction                 --     $ 72,000     $  609,205
  Financial       Supervision Fee
Winthrop          Accounting and
  Management        Administrative        $24,000           --             --
                     Service

        WFA was entitled to nonrecurring fees for organizing the Operating Partnership, providing services for tax consultation, and acquisition and financing of the Properties. The total fees for these services were $44,911,000, of which $9,020,000 was outstanding at February 28, 1996 and December 31, 1995.

        The Operating Partnership accrues on any unpaid fees or advances due to First Winthrop and its affiliates at an interest rate of prime plus .75%. The total interest incurred during 1996 and 1995 was $694,000 and $3,765,000, respectively. All unpaid fees, advances and accrued and unpaid interest were included in the Winthrop Debt Agreement.

         For the years ended December 31, 1995, 1996 and 1997, the Partnership allocated $2,172, $10,478 and $(2,445), respectively, of taxable income (losses) to Two Winthrop in accordance with its interest in the Partnership. For the years ended December 31, 1995, 1996, and 1997 the Partnership allocated $34,023, $232,300 and $(38,323), respectively, of taxable income (losses) to Linnaeus-Lexington in accordance with its interest in the Partnership. For the years ended December 31, 1995, 1996 and 1997, the Partnership allocated $235,268, $1,887,389 and $(265,000), respectively, of taxable income (losses) to WIPI in accordance with its interest in the Partnership.

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

                                           1626 NEW YORK ASSOCIATES LIMITED
                                           PARTNERSHIP

                                           By: TWO WINTHROP PROPERTIES, INC.
                                               Managing General Partner


                                               By: /s/ Michael L. Ashner
                                                   ---------------------------
                                                       Michael Ashner
                                                       Chief Executive Officer

                                               Date: March 31, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name              Title                      Date
--------------              -----                      ----

/s/ Michael Ashner          Chief Executive            March 31, 1998
----------------------      Officer and Director
Michael Ashner


/s/ Edward V. Williams      Chief Financial            March 31, 1998
----------------------      Officer
Edward V. Williams


/s/ Peter Braverman         Senior Vice President      March 31, 1998
----------------------      and Director
Peter Braverman

                                EXHIBITS INDEX

         Exhibit                                                          Page
         -------                                                          ----

3,4      Amended and Restated Limited Partnership Agreement of 1626        (1)
         New York Associates Limited Partnership (the "Partnership")

3(a)     Amendment to Amended and Restated Limited Partnership             (2)
         Agreement dated August 23, 1995

10(a)    Third Amended and Restated Limited Partnership Agreement of       (3)
         Nineteen New York Properties Limited Partnership ("19 NY") dated as of September 20, 1990

10(b)    Commercial Brokerage Agreements between 19 NY and First           (3)
         Winthrop Realty Co., Inc., as amended

10(c)    Commercial Management Agreements between 19 NY and Winthrop       (3)
         Management, as amended

10(d)    Agreements for building cleaning services between 19 NY and       (3)
         Venture Services, as amended

10(e)    Pledge and Security Agreement by Winthrop Interim Partners I,     (1)
         A Limited Partnership ("WIPI") and Winthrop Financial Co.,
         Inc. ("WFC") in favor of Chemical Bank

10(f)    Investor Note Loan Agreement dated September 17, 1984 between     (1)
         the Partnership and Chemical Bank as agent of The First
         National Bank of Boston, Citibank, N.A., Bank of Montreal,
         Bankers Trust Company and Manufacturers Hanover Trust Company

10(g)    Intercreditor Agreement dated as of September 17, 1984 by and     (1)
         between Continental Casualty Company and Chemical Bank acting on behalf of itself and The First National Bank of Boston, Bankers Trust Company, Citibank, N.A., Bank of Montreal and Manufacturers Hanover Trust Company

10(h)    Form of Investor Bond issued to the Investor Partnership by       (1)
         Continental Casualty Company

10(i)    Mortgage made by 19 NY Limited Partnership to The Fuji Bank       (3)
         ("Fuji") relating to a $250 million

         Mortgage Loan on 757 Third Avenue, 410 Park Avenue, 535 Fifth Avenue, 545 Fifth Avenue and 1372 Broadway, dated as of
         January 18, 1990, and related Mortgage Note Consolidation, Modification and Restatement Agreement


10(j)    Fuji Loan Mortgage Modification and Restatement Agreement         (3)
         between Fuji and 19 NY, dated as of September 18, 1990, and related Mortgage Note Modification and Restatement Agreement, dated September 18, 1990

10(k)    Second Amended and Restated Mortgage Note, Second Amended and     (3)
         Restated Mortgage, and Renovation Agreement between Fuji and
         19 NY, relating to The Fuji Bank Loan Restructuring, dated as of September 30, 1992

10(l)    Restructuring Agreement, dated February 28, 1996 among Fuji,      (4)
         19 NY and 535 Fifth Avenue LLC, 545 Fifth Avenue LLC, 757
         Third Avenue LLC and 1372 Broadway LLC (collectively, the
         "LLCs"), Four New York Properties Holdings LLC ("Holdings") and Zeus Property LLC ("Zeus") and Westhill Equities LLC

10(m)    Debt Modification and Purchase Agreement dated February 28,       (4)
         1996 among 19 NY, the Partnership, Isaac Asset LLC, WFC,
         First Winthrop Corporation, Winthrop Financial Associates, A
         Limited Partnership, Winthrop Management, The Cleaning Force,
         A Limited Partnership and First Winthrop Properties, Inc.

10(n)    Second Amended and Restated Deposit, Disbursement and             (4)
         Security Agreement dated February 28, 1996, between the LLCs and Fuji

10(o)    Splitter Note A1, dated as of February 28, 1996, between Fuji     (4)
         and the LLCs

10(p)    Form of Splitter Note A2-A29, dated as of February 28, 1996,      (4)
         between Fuji and the LLCs

10(q)    Form of Splitter Note B1 and B2, dated as of February 28,         (4)
         1996, between Fuji and the LLCs

10(r)    Unsecured Promissory Note, dated as February 28, 1996,            (4)
         between Zeus and the LLCs

10(s)    Unsecured Loan Agreement, dated February 28, 1996                 (4)
         between the LLCs and Zeus.

16.      Letter dated September 19, 1996 from Arthur Andersen LLP.         (5)

27.      Financial Date Schedule                                           61

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

(4) Incorporated by reference to the Partnership's Annual Report filed on Form 10-K for the year ended December 31, 1995

(5) Incorporated by reference to the Partnership's Current Report on Form 8-K dated September 19, 1996.