Form 10-Q
period 1998-03-31
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1998-05-20
CIK 767411

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                                   FORM 10-Q

(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________

                        Commission File Number 0-13500

                 1626 New York Associates Limited Partnership
                 --------------------------------------------
            (Exact name of Registrant as specified in its charter)

              Massachusetts                              04-2808184
              -------------                              ----------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

     Five Cambridge Center, Cambridge, MA                02142-1493
     ------------------------------------                ----------
    (Address of principal executive office)              (Zip Code)

       Registrant's telephone number, including area code  (617) 234-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

                                    1 of 13

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q MARCH 31, 1998
                        PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                    March 31,  December 31,
                                                                       1998       1997
                                                                    --------   --------
ASSETS

Real estate:

     Land .......................................................   $ 20,142   $ 24,440
     Buildings and improvements, net of accumulated
        depreciation of $104,239 and $141,658 as of
        March 31, 1998 and December 31, 1997, respectively ......     89,118    114,383
                                                                    --------   --------
                                                                     109,260    138,823

Other Assets:

     Cash and cash equivalents ..................................        125        221
     Restricted cash ............................................      7,865      3,354
     Accounts receivable, net of reserves of $315 and $259
         as of March 31, 1998 and December 31, 1997, respectively        376        489
     Prepaid expenses and other assets ..........................      6,128      8,617
     Deferred rent receivable ...................................     10,151     12,306
     Deferred costs, net of accumulated amortization of
         $17,429 and $23,749 as of March 31, 1998
         and December 31, 1997, respectively ....................      6,759      7,698
                                                                    --------   --------
Total Assets ....................................................   $140,664   $171,508
                                                                    ========   ========


               See notes to consolidated financial statements.

                                    2 of 13

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q MARCH 31, 1998

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

(Continued)

LIABILITIES AND PARTNERS' DEFICIT

                                                                                                        March 31,       December 31,
                                                                                                          1998                1997
                                                                                                       ---------          ---------
Liabilities:

     Mortgage notes payable to affiliates ....................................................         $ 159,266          $ 166,536
     Other mortgage notes payable ............................................................            24,000             61,867
     Notes payable and accrued interest
         to general partners and affiliates ..................................................            29,889             24,739
     Accounts payable, accrued expenses, security
         deposits and other liabilities ......................................................             7,141             10,085
     Accrued interest on mortgage notes to affiliates ........................................            50,638             52,135
     Accrued interest on other mortgage notes ................................................                89                 98
     Deferred purchase price obligation ......................................................             1,289              1,498
                                                                                                       ---------          ---------
Total Liabilities ............................................................................           272,312            316,958
                                                                                                       ---------          ---------

Commitments and Contingencies

Partners' Deficit:

     Limited Partners Deficit - Units of Investor Limited Partnership Interest
         $250,000 stated value per unit; authorized, issued
         and outstanding -1,340 as of March 31, 1998 and
         December 31, 1997 ...................................................................          (136,076)          (149,968)
     Less: investor notes ....................................................................               (68)               (68)
                                                                                                       ---------          ---------
                                                                                                        (136,144)          (150,036)

     General Partners' Equity ................................................................             4,496              4,586
                                                                                                       ---------          ---------

         Total Partners' Deficit .............................................................          (131,648)          (145,450)
                                                                                                       ---------          ---------

Total Liabilities and Partners' Deficit ......................................................         $ 140,664          $ 171,508
                                                                                                       =========          =========

                See notes to consolidated financial statements.

                                    3 of 13

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q MARCH 31, 1998

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                                                     For the Three Months Ended
                                                                                                 March 31,                 March 31,
                                                                                                   1998                      1997
                                                                                                 --------                  --------
Revenues:
     Rent and escalation income ................................................                 $ 10,025                  $  9,827
     Interest and other income .................................................                      109                       365
     Gain on sale of property ..................................................                   17,046                      --
                                                                                                 --------                  --------

         Total revenues ........................................................                   27,180                    10,192
                                                                                                 --------                  --------

Expenses:
     Interest on obligations to affiliates .....................................                    5,811                     6,356
     Interest ..................................................................                      552                       408
     Depreciation and amortization .............................................                    2,681                     3,305
     Real estate and other taxes ...............................................                    1,750                     2,346
     Utilities .................................................................                      703                     1,085
     Cleaning and security .....................................................                      859                     1,034
     Asset and property management fees ........................................                      107                       135
     Repairs and maintenance ...................................................                      255                       280
     Payroll ...................................................................                      257                       310
     General and administrative ................................................                      227                       296
     Professional fees .........................................................                      116                       154
     Provision for doubtful accounts ...........................................                       60                      --
                                                                                                 --------                  --------

         Total expenses ........................................................                   13,378                    15,709
                                                                                                 --------                  --------

Net income (loss) ..............................................................                 $ 13,802                  $ (5,517)
                                                                                                 ========                  ========


Net (loss) allocated to general partners .......................................                 $    (90)                 $   (230)
                                                                                                 ========                  ========

Net income (loss) allocated to investor
    limited partners ...........................................................                 $ 13,892                  $ (5,287)
                                                                                                 ========                  ========

Net income (loss) per unit of investor
   limited partnership interest ................................................               $10,367.16                $(3,945.52)
                                                                                                 ========                  ========

                See notes to consolidated financial statements.

                                    4 of 13

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q MARCH 31, 1998

Consolidated Statement of Partners' Deficit (Unaudited)

(In Thousands, Except Unit Data)

                                                             Units of
                                                             Investor           Investor
                                                              Limited            Limited               General               Total
                                                           Partnership          Partners'             Partners'            Partners'
                                                             Interest           (Deficit)              Equity              Deficit
                                                            ---------           ---------            ---------            ---------
Balance - December 31, 1997 .....................               1,340           $(150,036)           $   4,586            $(145,450)

    Net income (loss) ...........................                --                13,892                  (90)              13,802
                                                            ---------           ---------            ---------            ---------

Balance - March 31, 1998 ........................               1,340           $(136,144)           $   4,496            $(131,648)
                                                            =========           =========            =========            =========


                See notes to consolidated financial statements.

                                    5 of 13

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q MARCH 31, 1998

Consolidated Statement of Cash Flows (Unaudited)

                                                                                                        For the Three Months Ended
(In Thousands)                                                                                        March 31,            March 31,
                                                                                                        1998                  1997
                                                                                                      --------             --------
Cash Flows from Operating Activities:

Net income (loss) ........................................................................            $ 13,802             $ (5,517)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Depreciation ........................................................................               2,283                2,581
     Amortization ........................................................................                 398                  724
     Change in deferred rent receivable ..................................................              (1,064)                (153)
     Gain on sale of property ............................................................             (17,046)                --
     Provision for doubtful accounts .....................................................                  56                 --

Changes in operating assets and liabilities:

     Decrease (increase) in accounts receivable, prepaid
        expenses and other assets ........................................................               2,546                 (360)
     (Decrease) increase in accounts payable, accrued expenses,
        security deposits and other liabilities ..........................................              (2,944)                 722
                                                                                                      --------             --------

         Net cash used in operating activities ...........................................              (1,969)              (2,003)
                                                                                                      --------             --------

Cash Flows from Investing Activities:

     Net proceeds from sale of property ..................................................              50,389                 --
     Additions to buildings and improvements .............................................              (1,674)              (2,554)
     Increase in deferred leasing costs ..................................................                (452)                (101)
                                                                                                      --------             --------

         Net cash provided by (used in) investing activities .............................              48,263               (2,655)
                                                                                                      --------             --------

Cash Flows from Financing Activities:

     Payment of accrued interest on mortgage notes to affiliates .........................              (5,252)                --
     Increase in accrued mortgage interest ...............................................               3,746                3,625
     Principal payments on mortgage notes to affiliates ..................................              (7,270)                (469)
     Increase in notes payable and accrued interest to
        general partners and affiliates ..................................................               5,150                2,519
     Principal payments on other mortgage notes ..........................................             (37,867)                 (29)
     Increase in restricted cash .........................................................              (4,511)                (740)
     Payment of deferred financing costs .................................................                (177)                --
     Deferred purchase price obligation payment ..........................................                (209)                --
                                                                                                      --------             --------

         Net cash (used in) provided by financing activities .............................             (46,390)               4,906
                                                                                                      --------             --------

         Net (decrease) increase in cash and cash equivalents ............................                 (96)                 248

Cash and cash equivalents, beginning of year .............................................                 221                  125
                                                                                                      --------             --------

Cash and cash equivalents, end of year ...................................................            $    125             $    373
                                                                                                      ========             ========

Supplemental Disclosure of  Cash Flow Information:

     Cash paid for interest ..............................................................            $ 14,267             $  2,780
                                                                                                      ========             ========

Supplemental Disclosure of  Non-Cash Investing Activities:

     Sale of property in 1998 - See Note 4


                See notes to consolidated financial statements.

                                    6 of 13

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q MARCH 31, 1998

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except as discussed in Notes 3 and 4. Certain amounts have been reclassified to conform to the March 31, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

      1626 New York Associates Limited Partnership (the "Investor
      Partnership") was organized to acquire and own a 99% general partnership interest in and serve as a general partner of Nineteen New York Properties Limited Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnerships."

      The results of operations for the three months ended March 31, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

2.    Plan of Operation

      The Partnerships have maturing mortgage debt, totaling approximately $81,816,000 due in 1998. Based on the current value of the Properties, it is highly unlikely the Partnerships will be able to meet their 1998 obligations. Accordingly, it appears there is a substantial likelihood that some or all of the Properties, if not sold, will be lost through foreclosure in 1998. In the event that Properties are sold, all proceeds would be used to satisfy any related outstanding indebtedness. This raises substantial doubt about the Partnerships' ability to continue as a going concern.

3.    Debt Modification with Related Parties

      The senior component of the Modified Loan consists of secured notes in the aggregate principal amount of $56,816,000 (the "Secured A Notes"). These notes have an annual interest rate of 295 basis points over 30-day LIBOR (8.58% at March 31, 1998), were scheduled to mature on February 28, 1998, but were extended to May 31, 1998. The junior component consists of secured notes in the aggregate principal amount of $102,450,000 (the "Secured B Notes"). These notes have a fixed annual interest rate of 14% through February 28, 1999 and then 16.75% thereafter, maturing on February 28, 2016. A mandatory prepayment of $25 million against the Secured B Notes was scheduled to be made on March 15, 1998, but was extended to May 31, 1998. A third component of the Modified Loan is an unsecured $19,550,000 note (the "Unsecured Note") representing the additional financing expected to be drawn upon by the Operating Partnership to fund capital improvements and tenant lease-up costs. However,

                                    7 of 13

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q MARCH 31, 1998

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Debt Modification with Related Parties (Continued)

      any borrowings under this credit line are subject to the lender's discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. The Unsecured Note bears interest at a fixed annual rate of 14% through February 28, 1999 and then 16.75% thereafter and was scheduled to mature on February 28, 1998, but was extended to May 31, 1998. As of March 31, 1998, the outstanding balance against the Unsecured Note was $17,040,000, which is included in notes payable and accrued interest to general partners and affiliates.

      The Receivables Note has an annual base interest rate of 6% and an additional annual contingent interest rate of 9%. Interest to the extent that it cannot be paid currently, accrues until maturity. The Note is scheduled to mature on the earlier of August 31, 1999 or such time that the loans encumbering the Partnership's 300 Park Avenue South and 509 Fifth Avenue properties becomes due.

      In connection with the extension of the Modified Loan in February 1998, the Partnership paid $177,000 in financing fees.

4.    Sale of Property

      On January 13, 1998, the Partnership sold its 1372 Broadway property to an unaffiliated third party for $52,000,000. All of the proceeds were used to partially satisfy the approximately $94,000,000 allocated portion of the Modified Loan (including accrued and unpaid interest), with the unsatisfied portion of the Modified Loan being reallocated among the remaining Fuji Properties. For financial reporting purposes, the sale resulted in a gain of approximately $17,046,000.

                                    8 of 13

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q MARCH 31, 1998

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

           The Registrant has maturing mortgage debt, totaling approximately $81,816,000 due in 1998. On February 15, 1998, the lender extended the maturity date of the Secured A Notes and the $25 million prepayment against the Secured B Notes until March 31, 1998 and further extended the maturity date until May 31, 1998. Although there can be no assurance the lender will do so, it is anticipated that the lender will continue to extend the maturity date on a month by month basis for the near future. Based on the current value of the Properties it is highly unlikely the Registrant will be able to meet its 1998 obligations. Accordingly, there is a substantial likelihood that some or all of the Properties will be sold or lost through foreclosure in 1998. This raises substantial doubt about the Registrant's ability to continue as a going concern. In the event that Properties are sold, all proceeds would be used to satisfy any related outstanding indebtedness.

           The Registrant's original objective of capital appreciation will not be achieved and it is anticipated that the Registrant's partners will not receive any future distributions. Accordingly, the Registrant's partners will not receive a return of their original investment.

           The Registrant and the Partnership had $125,000 of cash and cash equivalents and $7,865,000 of restricted cash at March 31, 1998, as compared to $221,000 and $3,354,000 respectively, at December 31, 1997. Restricted cash primarily includes amounts held in mortgage collateral accounts. The $96,000 decrease in cash and cash equivalents at March 31, 1998, as compared to December 31, 1997, was due to $48,263,000 of cash provided by investing activities, which was offset by $46,390,000 of cash used in financing activities and $1,969,000 of cash used in operating activities. Cash provided by investing activities included $50,389,000 of net proceeds received from the sale of the Registrant's 1372 Broadway property, which was offset by $1,674,000 of improvements to real estate, the majority of which were tenant improvements, and $452,000 of cash expended on leasing activities. Cash used in financing activities included $37,867,000 of cash used for the partial principal repayment and $5,252,000 of cash used for the partial repayment of accrued interest on the allocated portion of the loan encumbering the Registrant's 1372 Broadway property. Cash used in financing activities also included a $7,270,000 principal payment on mortgage notes payable to affiliates. In addition, Registrant's restricted cash increased by $4,511,000, due to an

                                    9 of 13

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q-MARCH 31, 1998

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

           Liquidity and Capital Resources (Continued)

           increase in restricted cash operating accounts and borrowings against the Unsecured Note, that had not yet been expended on tenant improvements as of March 31, 1998. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

           The Partnership's only other source of liquidity is a $19,550,000 unsecured credit line provided by Zeus, that had an outstanding balance of $17,040,000 at March 31, 1998. This credit line can be used by the Partnership to fund capital improvements and tenant lease-up costs at the Fuji Properties. However, any borrowings under this credit line are subject to Zeus' discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary.

           On January 13, 1998, the Partnership sold its 1372 Broadway property to an unaffiliated third party for $52,000,000. All of the proceeds were used to partially satisfy the $94,000,000 allocated portion of the Modified Loan (including accrued and unpaid interest), with the unsatisfied portion of the Modified Loan being reallocated among the remaining Fuji Properties. For financial reporting purposes, the sale resulted in a gain of approximately $17,046,000. For tax reporting purposes, the Registrant's partners will be allocated a substantial gain in 1998 due to recapture of tax benefits received in prior years.

           There have been, and it is possible there may be other Federal, state and local legislation and regulations enacted relating to the protection of the environment and individual rights (such as the American with Disabilities Act). The Registrant is unable to predict the extent, if any, to which such new legislation or regulation might occur and the degree to which such existing or new legislation or regulations might adversely affect the Registrant?s liquidity and capital resources.

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

                                   10 of 13

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q-MARCH 31, 1998

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations (Continued)

           Results of Operations

           Three Months ended March 31, 1998 vs. March 31, 1997

           The Partnership generated net income of approximately $13.8 million for the three months ended March 31, 1998, as compared to a net loss of approximately $5.5 million for the three months ended March 31, 1997. Net income for the three months ended March 31, 1998 increased due to the $17.0 million gain on sale of the Partnership's 1372 Broadway property.

           Rent and escalation income increased to approximately $10.0 million for the three months ended March 31, 1998, as compared to approximately $9.8 million for the three months ended March 31, 1997. With respect to the remaining properties, rent and escalation income increased to approximately $9.5 million for the three months ended March 31, 1998, as compared to approximately $7.7 million for the three months ended March 31, 1997. Rent and escalation income increased due to an increase in rental revenues at 757 Third Avenue, 545 Fifth Avenue and 300 Park Avenue South for the three months ended March 31, 1998, as compared to 1997. The higher rental revenues were the result of higher effective rental rates and an increase in occupancy. The increases in rent and escalation income were slightly offset by a decrease in rental revenues at 535 Fifth Avenue, primarily due to a decline in occupancy. Rent and escalation income at 509 Fifth Avenue remained relatively constant.

           Expenses decreased by approximately $2.3 million for the three months ended March 31, 1998, as compared to 1997. With respect to the remaining properties, expenses increased by approximately $800,000 for the three months ended March 31, 1998, as compared to 1997. The increase in interest, depreciation and amortization expenses were only slightly offset by a decrease in overall operating expenses (i.e., real estate and other taxes, payroll, utilities, repairs and maintenance, and cleaning and security).

           Interest expense increased primarily due to an increase in the principal indebtedness on the Unsecured Note and the Modified Loan incurring interest at an overall higher interest rate, due to an increase in interest rates. Depreciation and amortization expenses increased due to the effect of the current and prior years additions to fixed assets, primarily tenant improvements, and an increase in the amortization of leasing costs.

           As of May 1, 1998 and 1997, the current portfolio's occupancy was 90% and 79%, respectively. During the first three months of 1998, the Partnership signed new, renewal, extension, and expansion leases totaling approximately 100,000 square feet at rental terms comparable to buildings of similar quality in the market. The increase in occupancy and the ability to retain tenants is a direct result of the improved economy.

                                   11 of 13

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q-MARCH 31, 1998

Part II - Other Information

Item 6.   Exhibits and Reports on Form 8-K

          a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

          b)   Reports on Form 8K:

               No report on Form 8-K was filed during the period.

                                   12 of 13

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                           FORM 10-Q-MARCH 31, 1998


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

                                   1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                                   BY:   TWO WINTHROP PROPERTIES, INC.
                                         MANAGING GENERAL PARTNER

                                         BY: /s/ Michael L. Ashner
                                             -----------------------------
                                             Michael L. Ashner
                                             Chief Executive Officer

                                         BY: /s/ Edward V. Williams
                                             -----------------------------
                                             Edward V. Williams
                                             Chief Financial Officer

                                   DATED:    May 19, 1998


                                   13 of 13