Form 10-Q
period 1998-06-30
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1998-08-13
CIK 767411

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                                   FORM 10-Q
(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1998
                                                --------------

                                      OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                    ---------------   -----------------

                        Commission File Number 0-13500
                                               -------

                 1626 New York Associates Limited Partnership
                 --------------------------------------------
            (Exact name of Registrant as specified in its charter)

         Massachusetts                                   04-2808184
--------------------------------------     ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
   incorporation or organization)

 Five Cambridge Center, Cambridge, MA                    02142-1493
--------------------------------------     ------------------------------------
(Address of principal executive office)                  (Zip Code)

       Registrant's telephone number, including area code (617) 234-3000
                                                          --------------

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


                                    1 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------
                            FORM 10-Q JUNE 30, 1998
                           ------------------------

                        PART 1 - FINANCIAL INFORMATION
                        ------------------------------


Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)
                                                                                       June 30,               December 31,
                                                                                         1998                     1997
                                                                                 ---------------------    ---------------------
ASSETS
------

Real estate:

     Land                                                                        $             20,142     $             24,440
     Buildings and improvements, net of accumulated
        depreciation of $106,483 and $141,658 as of
        June 30, 1998 and December 31, 1997, respectively                                      88,493                  114,383
                                                                                 ---------------------    ---------------------

                                                                                              108,635                  138,823

Other Assets:

     Cash and cash equivalents                                                                    126                      221
     Restricted cash                                                                            5,964                    3,354
     Accounts receivable, net of reserves of $315 and $259
         as of June 30, 1998 and December 31, 1997, respectively                                  369                      489
     Prepaid expenses and other assets                                                          6,538                    8,617
     Deferred rent receivable                                                                  11,178                   12,306
     Deferred costs, net of accumulated amortization of
         $17,831 and $23,749 as of June 30, 1998
         and December 31, 1997, respectively                                                    7,486                    7,698
                                                                                 ---------------------    ---------------------

Total Assets                                                                      $           140,296     $            171,508
                                                                                 =====================    =====================



                See notes to consolidated financial statements.

                                    2 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                            FORM 10-Q JUNE 30, 1998
                            ----------------------



Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

(Continued)

LIABILITIES AND PARTNERS' DEFICIT
--------------------------------
                                                                                       June 30,               December 31,
                                                                                         1998                     1997
                                                                                 ---------------------    ---------------------
Liabilities:

     Mortgage notes payable to affiliates                                        $            159,266     $            166,536
     Other mortgage notes payable                                                              24,000                   61,867
     Notes payable and accrued interest
         to general partners and affiliates                                                    30,634                   24,739
     Accounts payable, accrued expenses, security
         deposits and other liabilities                                                         7,743                   10,085
     Accrued interest on mortgage notes to affiliates                                          54,036                   52,135
     Accrued interest on other mortgage notes                                                      83                       98
     Deferred purchase price obligation                                                         1,289                    1,498
                                                                                 ---------------------    ---------------------

Total Liabilities                                                                             277,051                  316,958
                                                                                 ---------------------    ---------------------

Commitments and Contingencies

Partners' Deficit:

     Limited Partners' Deficit - Units of Investor Limited Partnership
         Interest $250,000 stated value per unit; authorized, issued and outstanding -1,340 as of June 30, 1998 and
         December 31, 1997                                                                   (140,962)                (149,968)
     Less: investor notes                                                                         (68)                     (68)
                                                                                 ---------------------    ---------------------

                                                                                             (141,030)                (150,036)

     General Partners' Equity                                                                   4,275                    4,586
                                                                                 ---------------------    ---------------------

         Total Partners' Deficit                                                             (136,755)                (145,450)
                                                                                 ---------------------    ---------------------

Total Liabilities and Partners' Deficit                                           $           140,296     $            171,508
                                                                                 =====================    =====================




                See notes to consolidated financial statements.

                                    3 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                            FORM 10-Q JUNE 30, 1998
                            -----------------------


Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)
                                                                               For the Six Months Ended
                                                                             June 30,              June 30,
                                                                              1998                   1997
                                                                      --------------------   ---------------------
Revenues:
     Rent and escalation income                                       $            18,246    $             18,719
     Interest and other income                                                        224                     678
     Gain on sale of property                                                      17,046                      --
                                                                      --------------------   ---------------------

         Total revenues                                                            35,516                  19,397
                                                                      --------------------   ---------------------

Expenses:
     Interest on obligations to affiliates                                         11,429                  12,799
     Interest                                                                       1,115                     710
     Depreciation and amortization                                                  5,327                   6,803
     Real estate and other taxes                                                    3,530                   4,697
     Utilities                                                                      1,458                   2,066
     Cleaning and security                                                          1,758                   2,000
     Asset and property management fees                                               226                     267
     Repairs and maintenance                                                          609                     681
     Payroll                                                                          531                     645
     General and administrative                                                       527                     639
     Professional fees                                                                251                     302
     Provision for doubtful accounts                                                   60                      50
                                                                      --------------------   ---------------------

         Total expenses                                                            26,821                  31,659
                                                                      --------------------   ---------------------

Net income (loss)                                                     $             8,695    $            (12,262)
                                                                      ====================   =====================


Net loss allocated to general partners                                $              (311)   $               (537)
                                                                      ====================   =====================

Net income (loss) allocated to investor limited partners              $             9,006    $            (11,725)
                                                                      ====================   =====================

Net income (loss) per unit of investor limited
   partnership interest                                               $          6,720.90    $          (8,750.00)
                                                                      ====================   =====================


                See notes to consolidated financial statements.

                                    4 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 -------------------------------------------

                            FORM 10-Q JUNE 30, 1998
                           ------------------------


Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)
                                                                              For the Three Months Ended
                                                                             June 30,              June 30,
                                                                               1998                  1997
                                                                      --------------------   ---------------------
Revenues:
     Rental and escalation income                                     $             8,221    $              8,892
     Interest and other income                                                        115                     313
                                                                      --------------------   ---------------------

         Total revenues                                                             8,336                   9,205
                                                                      --------------------   ---------------------

Expenses:
     Interest on obligations to affiliates                                          5,618                   6,443
     Interest                                                                         563                     302
     Depreciation and amortization                                                  2,646                   3,498
     Real estate and other taxes                                                    1,780                   2,351
     Utilities                                                                        755                     981
     Cleaning and security                                                            899                     966
     Asset and property management fees                                               119                     132
     Repairs and maintenance                                                          354                     401
     Payroll                                                                          274                     335
     General and administrative                                                       300                     343
     Professional fees                                                                135                     148
     Provision for doubtful accounts                                                        -                  50
                                                                      --------------------   ---------------------

         Total expenses                                                            13,443                  15,950
                                                                      --------------------   ---------------------

Net loss                                                                           (5,107)                 (6,745)
                                                                      ====================   =====================

Net loss allocated to general partners                                $              (221)   $               (307)
                                                                      ====================   =====================

Net loss allocated to investor limited partners                       $            (4,886)   $             (6,438)
                                                                      ====================   =====================

Net loss per unit of investor limited partnership
     interest                                                         $         (3,646.27)   $          (4,804.48)
                                                                      ====================   =====================

                See notes to consolidated financial statements.

                                    5 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                            FORM 10-Q JUNE 30, 1998
                            -----------------------



Consolidated Statement of Partners' Deficit (Unaudited)

(In Thousands, Except Unit Data)

                                                 Units of
                                                 Investor             Investor
                                                  Limited              Limited                General                 Total
                                                Partnership           Partners'              Partners'              Partners'
                                                 Interest              Deficit                 Equity                Deficit
                                             ------------------ ----------------------  ---------------------  ---------------------


Balance - December 31, 1997                              1,340  $            (150,036)  $              4,586   $           (145,450)

    Net income (loss)                                       --                  9,006                   (311)                 8,695
                                             ------------------ ----------------------  ---------------------  ---------------------
                                                                                     .
Balance - June 30, 1998                                  1,340  $            (141,030)  $              4,275   $           (136,755)
                                             ================== ======================  =====================  =====================

                See notes to consolidated financial statements.

                                    6 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                            FORM 10-Q JUNE 30, 1998
                            -----------------------


Consolidated Statement of Cash Flows (Unaudited)
                                                                                          For the Six Months Ended
(In Thousands)                                                                          June 30,               June 30,
                                                                                          1998                  1997
                                                                                ---------------------    ---------------------
Cash Flows from Operating Activities:

Net income (loss)                                                               $              8,695     $            (12,262)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Depreciation                                                                              4,527                    5,276
     Amortization                                                                                800                    1,527
     Change in deferred rent receivable                                                       (2,091)                    (508)
     Gain on sale of property                                                                (17,046)                       -
     Provision for doubtful accounts                                                              56                       50

Changes in operating assets and liabilities:

     Decrease (increase) in accounts receivable, prepaid
        expenses and other assets                                                              2,143                     (311)
     (Decrease) increase in accounts payable, accrued expenses,
        security deposits and other liabilities                                               (2,342)                     477
                                                                                ---------------------    ---------------------

         Net cash used in operating activities                                                (5,258)                  (5,751)
                                                                                ---------------------    ---------------------

Cash Flows from Investing Activities:

     Net proceeds from sale of property                                                       50,389                       --
     Additions to buildings and improvements                                                  (3,293)                  (4,596)
     Increase in deferred leasing costs                                                       (1,581)                  (2,399)
                                                                                ---------------------    ---------------------

         Net cash provided by (used in) investing activities                                  45,515                   (6,995)
                                                                                ---------------------    ---------------------

Cash Flows from Financing Activities:

     Payment of accrued interest on mortgage notes to affiliates                              (5,252)                      --
     Increase in accrued mortgage interest                                                     7,138                    7,164
     Principal payments on mortgage notes to affiliates                                       (7,270)                    (481)
     Increase in notes payable and accrued interest to
        general partners and affiliates                                                        5,895                    4,506
     Principal payments on other mortgage notes                                              (37,867)                     (59)
     (Increase) decrease in restricted cash                                                   (2,610)                   1,873
     Payment of deferred financing costs                                                        (177)                      --
     Deferred purchase price obligation payment                                                 (209)                      --
                                                                                ---------------------    ---------------------

         Net cash (used in) provided by financing activities                                 (40,352)                  13,003
                                                                                ---------------------    ---------------------

         Net (decrease) increase in cash and cash equivalents                                    (95)                     257

Cash and cash equivalents, beginning of year                                                     221                      125
                                                                                ---------------------    ---------------------

Cash and cash equivalents, end of year                                          $                126     $                382
                                                                                =====================    =====================

Supplemental Disclosure of  Cash Flow Information:
------------------------------------------------
     Cash paid for interest                                                     $              9,254     $              5,876
                                                                                =====================    =====================
Supplemental Disclosure of  Non-Cash Investing Activities:
--------------------------------------------------------

     Sale of property in 1998 - See Note 4

                See notes to consolidated financial statements.

                                    7 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                            FORM 10-Q JUNE 30, 1998
                            -----------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

1.    General

      The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except as discussed in Notes 3 and 4. Certain amounts have been reclassified to conform to the June 30, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

      1626 New York Associates Limited Partnership (the "Registrant") was organized to acquire and own a 99% general partnership interest in and serve as a general partner of Nineteen New York Properties Limited Partnership (the "Operating Partnership"). The Registrant and the Operating Partnership are collectively referred to as the "Partnerships."

      The results of operations for the three and six months ended June 30, 1998 and 1997, are not necessarily indicative of the results to be expected for the full year.

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

3.    Debt Modification with Related Parties

      The senior component of the Modified Loan consists of secured notes in the aggregate principal amount of $56,816,000 (the "Secured A Notes"). These notes, which have an annual interest rate of 295 basis points over 30-day LIBOR (8.61% at June 30, 1998), were scheduled to mature on February 28, 1998, but were extended to August 31, 1998. The junior component consists of secured notes in the aggregate principal amount of $102,450,000 (the "Secured B Notes"). These notes have a fixed annual interest rate of 14% through February 28, 1999 and then 16.75% thereafter, maturing on February 28, 2016. A mandatory prepayment of $25 million against the Secured B Notes was scheduled to be made on March 15, 1998, but was extended to August 31, 1998. A third component of the Modified Loan is an unsecured $19,550,000 note (the "Unsecured Note") representing the additional financing expected to be drawn upon by the Operating Partnership to fund capital improvements and tenant lease-up costs.

                                    8 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                            FORM 10-Q JUNE 30, 1998
                            -----------------------

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

3.    Debt Modification with Related Parties (Continued)

      However, any borrowings under this credit line are subject to the lender's discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. The Unsecured Note was scheduled to mature on February 28, 1998, but was extended to August 31, 1998. The Unsecured Note, if outstanding, bears interest at a fixed annual rate of 14% through February 28, 1999 and then 16.75% thereafter. As of June 30, 1998, the outstanding balance against the Unsecured Note was $17,040,000, which is included in notes payable and accrued interest to general partners and affiliates.

      In addition, the $10,000,000 Receivables Note has an annual base interest rate of 6% and an additional annual contingent interest rate of 9%. Interest, to the extent that it cannot be paid currently, accrues until maturity. The Note is scheduled to mature on the earlier of August 31, 1999, or such time that the loans encumbering the Partnership's 300 Park Avenue South and 509 Fifth Avenue properties become due.

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


                                    9 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                            FORM 10-Q JUNE 30, 1998
                            -----------------------

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations
           ---------------------

           The matters discussed in this Form 10-Q contain certain forward-looking statements and involve risks and uncertainties (including changing market conditions, competitive and regulatory matters, etc.) detailed in the disclosure contained in this Form 10-Q and the other filings with the Securities and Exchange Commission made by the Registrant from time to time. The discussion of the Registrant's liquidity, capital resources and results of operations, including forward-looking statements pertaining to such matters, does not take into account the effects of any changes to the Registrant's operations. Accordingly, actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, including those identified herein.

           This Item should be read in conjunction with the Consolidated Financial Statements and other items contained elsewhere in this Report.

           Liquidity and Capital Resources
           -------------------------------

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

           The Registrant has maturing mortgage debt, totaling approximately $81,816,000 due in 1998. On February 15, 1998, the lender extended the maturity date of the Secured A Notes and the $25 million prepayment against the Secured B Notes until March 31, 1998, and further extended the maturity date until August 31, 1998. Although there can be no assurance the lender will do so, it is anticipated that the lender will continue to extend the maturity date on a month to month basis for the near future. Based on the current value of the Properties, it is highly unlikely the Registrant will be able to meet its 1998 obligations. Accordingly, there is a substantial likelihood that some or all of the Properties will be sold or lost through foreclosure in 1998. This raises substantial doubt about the Registrant's ability to continue as a going concern. In the event that Properties are sold, all proceeds would be used to satisfy any related outstanding indebtedness.

           The Registrant's original objective of capital appreciation will not be achieved and it is anticipated that the Registrant's partners will not receive any future distributions. Accordingly, the Registrant's partners will not receive a return of their original investment.

           The Registrant and the Partnership had $126,000 of cash and cash equivalents and $5,964,000 of restricted cash at June 30, 1998, as compared to $221,000 and $3,354,000 respectively, at December 31, 1997. Restricted cash primarily includes amounts held in mortgage collateral accounts. The $95,000 decrease in cash and cash equivalents at June 30, 1998, as compared to December 31, 1997, was due to $45,515,000 of cash provided by investing activities, which was offset by $40,352,000 of cash used in financing activities and $5,258,000 of cash used in operating

                                   10 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                            FORM 10-Q JUNE 30, 1998
                            -----------------------

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations (Continued)
           ---------------------------------

           Liquidity and Capital Resources (Continued)
           ------------------------------------------
           activities. Cash provided by investing activities included $50,389,000 of net proceeds received from the sale of the Registrant's 1372 Broadway property, which was partially offset by $3,293,000 of improvements to real estate, the majority of which were tenant improvements, and $1,581,000 of cash expended on leasing activities. Cash used in financing activities included $37,867,000 of cash used for the partial principal repayment and $5,252,000 of cash used for the partial repayment of accrued interest on the allocated portion of the loan encumbering the Registrant's 1372 Broadway property. Cash used in financing activities also included a $7,270,000 principal payment on mortgage notes payable to affiliates, which was offset by a $7,138,000 increase in accrued interest and a $5,895,000 increase in notes payable and accrued interest to general partners and affiliates. In addition, Registrant's restricted cash increased by $2,610,000, due to an increase in restricted cash operating accounts. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

           The Partnership's only other source of liquidity is a $19,550,000 unsecured credit line provided by Zeus Property LLC ("Zeus"), that had an outstanding balance of $17,040,000 at June 30, 1998. This credit line can be used by the Partnership to fund capital improvements and tenant lease-up costs at the Fuji Properties. However, any borrowings under this credit line are subject to Zeus' discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary.

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

           Real Estate Market
           ------------------

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

                                   11 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------
                            FORM 10-Q JUNE 30, 1998
                            -----------------------

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations (Continued)
           ---------------------------------

           Results of Operations
           ---------------------

           Six Months ended June 30, 1998 vs. June 30, 1997

           The Partnership generated net income of approximately $8.7 million for the six months ended June 30, 1998, as compared to a net loss of approximately $12.3 million for the six months ended June 30, 1997. Net income for the six months ended June 30, 1998 increased primarily due to the $17.0 million gain on sale of the Partnership's 1372 Broadway property.

           Rent and escalation income decreased to approximately $18.2 million for the six months ended June 30, 1998, as compared to approximately $18.7 million for the six months ended June 30, 1997. With respect to the remaining properties, rent and escalation income increased to approximately $16.7 million for the six months ended June 30, 1998, as compared to approximately $14.0 million for the six months ended June 30, 1997. Rent and escalation income increased due to an increase in rental revenues at 757 Third Avenue, 545 Fifth Avenue and 300 Park Avenue South for the six months ended June 30, 1998, as compared to 1997. The higher rental revenues were the result of higher effective rental rates and an increase in occupancy. The increases in rent and escalation income were slightly offset by a decrease in rental revenues at 535 Fifth Avenue, primarily due to a decline in occupancy. Rent and escalation income at 509 Fifth Avenue remained relatively constant.

           Expenses decreased by approximately $4.8 million for the six months ended June 30, 1998, as compared to 1997. With respect to the remaining properties, expenses increased by approximately $1.2 million for the six months ended June 30, 1998, as compared to 1997. The increase in interest, depreciation and amortization expenses were only slightly offset by a decrease in overall operating expenses (i.e., real estate and other taxes, payroll, utilities, repairs and maintenance, and cleaning and security).

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

           As of June 30, 1998 and 1997, the current portfolio's occupancy was 91% and 86%, respectively. During the first six months of 1998, the Partnership signed new, renewal, extension, and expansion leases totaling approximately 148,000 square feet at rental terms comparable to buildings of similar quality in the market. The increase in occupancy and the ability to retain tenants is a direct result of the improved economy.


                                   12 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                            FORM 10-Q JUNE 30, 1998
                            -----------------------

Item 2.    Management's Discussion and Analysis of Financial Condition and
           ---------------------------------------------------------------
           Results of Operations (Continued)
           --------------------------------

           Results of Operations
           ---------------------

           Three Months ended June 30, 1998 vs. June 30, 1997

           The Partnership generated a net loss of approximately $5.1 million for the three months ended June 30, 1998, as compared to a net loss of approximately $6.7 million for the three months ended June 30, 1997.

           Rental and escalation income decreased to approximately $8.2 million for the three months ended June 30, 1998 as compared to approximately $8.9 million for the three months ended June 30, 1997. With respect to the remaining properties, rent and escalation income increased to approximately $8.2 million for the three months ended June 30, 1998, as compared to approximately $6.5 million for the three months ended June 30, 1997. Rent and escalation income increased due to an increase in rental revenues at 757 Third Avenue, 545 Fifth Avenue and 300 Park Avenue South for the three months ended June 30, 1998, as compared to 1997. The higher rental revenues were the result of higher effective rental rates and an increase in occupancy. The increases in rent and escalation income were slightly offset by a decrease in rental revenues at 535 Fifth Avenue, primarily due to a decline in occupancy. Rent and escalation income at 509 Fifth Avenue remained relatively constant.

           Expenses decreased by approximately $2.5 million for the three months ended June 30, 1998, as compared to 1997. With respect to the remaining properties, expenses increased by approximately $400,000 for the three months ended June 30, 1998, as compared to 1997. The increase in interest, depreciation and amortization expenses were only slightly offset by a decrease in overall operating expenses (i.e., real estate and other taxes, payroll, utilities, repairs and maintenance, and cleaning and security).

                                   13 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------
                            FORM 10-Q JUNE 30, 1998
                            -----------------------

Part II - Other Information
---------------------------

Item 6.          Exhibits and Reports on Form 8-K
                 --------------------------------

           a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           b) Reports on Form 8K:

              No report on Form 8-K was filed during the period.

                                   14 of 15

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                 --------------------------------------------

                            FORM 10-Q JUNE 30, 1998
                            -----------------------


                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                                   --------------------------------------------

                                   BY:   TWO WINTHROP PROPERTIES, INC.
                                         MANAGING GENERAL PARTNER


                                         BY:     /s/ Michael L. Ashner
                                                 Michael L. Ashner
                                                 Chief Executive Officer

                                         BY:     /s/ Edward V. Williams
                                                 Edward V. Williams
                                                 Chief Financial Officer

                                   DATED:        August 14, 1998



                                   15 of 15