Form 10-Q
period 1998-09-30
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1998-11-16
CIK 767411

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20459

                                  FORM 10-Q
   (Mark One)

       X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1998

                                      OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to ________________

                        Commission File Number 0-13500

                 1626 New York Associates Limited Partnership
             ----------------------------------------------------
            (Exact name of Registrant as specified in its charter)

          Massachusetts                                  04-2808184
---------------------------------------    -------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

Five Cambridge Center, Cambridge, MA                     02142-1493
---------------------------------------    -------------------------------------
(Address of principal executive office)                  (Zip Code)

     Registrant's telephone number, including area code   (617) 234-3000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes   X   No
                                                  -------   -------

                                   1 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998
                        PART 1 - FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                                    September 30,             December 31,
                                                                                         1998                     1997
                                                                                ---------------------    ---------------------
ASSETS

Real estate:

     Land                                                                        $             20,142     $             24,440
     Buildings and improvements, net of accumulated
        depreciation of $108,762 and $141,658 as of
        September 30, 1998 and December 31, 1997, respectively                                 87,448                  114,383
                                                                                 ---------------------    ---------------------

                                                                                              107,590                  138,823

Other Assets:

     Cash and cash equivalents                                                                    139                      221
     Restricted cash                                                                            6,701                    3,354
     Accounts receivable, net of reserves of $315 and $259
        as of September 30, 1998 and December 31, 1997, respectively                              515                      489
     Prepaid expenses and other assets                                                          7,274                    8,617
     Deferred rent receivable                                                                  12,100                   12,306
     Deferred costs, net of accumulated amortization of
         $18,399 and $23,749 as of September 30, 1998
         and December 31, 1997, respectively                                                    7,482                    7,698
                                                                                 ---------------------    ---------------------

Total Assets                                                                      $           141,801     $            171,508
                                                                                 =====================    =====================

               See notes to consolidated financial statements.

                                   2 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

(Continued)

LIABILITIES AND PARTNERS' DEFICIT

                                                                                     September 30,             December 31,
                                                                                         1998                     1997
                                                                                 ---------------------    ---------------------
Liabilities:

     Mortgage notes payable to affiliates                                        $            159,266     $            166,536
     Other mortgage notes payable                                                              24,000                   61,867
     Notes payable and accrued interest
         to general partners and affiliates                                                    34,022                   24,739
     Accounts payable, accrued expenses, security
         deposits and other liabilities                                                         7,702                   10,085
     Accrued interest on mortgage notes to affiliates                                          57,701                   52,135
     Accrued interest on other mortgage notes                                                      83                       98
     Deferred purchase price obligation                                                         1,289                    1,498
                                                                                 ---------------------    ---------------------

Total Liabilities                                                                             284,063                  316,958
                                                                                 ---------------------    ---------------------

Commitments and Contingencies

Partners' Deficit:

     Limited Partners' Deficit - Units of Investor Limited Partnership
         Interest $250,000 stated value per unit; authorized, issued and outstanding -1,340 as of September 30, 1998 and
         December 31, 1997                                                                   (146,222)                (149,968)
     Less: investor notes                                                                         (68)                     (68)
                                                                                 ---------------------    ---------------------

                                                                                             (146,290)                (150,036)

     General Partners' Equity                                                                   4,028                    4,586
                                                                                 ---------------------    ---------------------

         Total Partners' Deficit                                                             (142,262)                (145,450)
                                                                                 ---------------------    ---------------------

Total Liabilities and Partners' Deficit                                           $           141,801     $            171,508
                                                                                 =====================    =====================

                See notes to consolidated financial statements.

                                    3 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                                   For the Nine Months Ended
                                                                             September 30,          September 30,
                                                                                 1998                      1997
                                                                         ---------------------     ---------------------
Revenues:
     Rent and escalation income                                          $             26,775      $             31,432
     Interest and other income                                                            328                     1,026
     Gain on sale of property                                                          17,046                         -
                                                                         ---------------------     ---------------------

         Total revenues                                                                44,149                    32,458
                                                                         ---------------------     ---------------------

Expenses:
     Interest on obligations to affiliates                                             17,541                    18,558
     Interest                                                                           1,682                     1,902
     Depreciation and amortization                                                      8,002                    11,214
     Real estate and other taxes                                                        5,281                     7,195
     Utilities                                                                          2,575                     3,491
     Cleaning and security                                                              2,499                     3,011
     Asset and property management fees                                                   385                       375
     Repairs and maintenance                                                              778                     1,004
     Payroll                                                                              919                       984
     General and administrative                                                           847                       981
     Professional fees                                                                    392                       413
     Provision for doubtful accounts                                                       60                        50
                                                                         ---------------------     ---------------------

         Total expenses                                                                40,961                    49,178
                                                                         ---------------------     ---------------------

Net income (loss)                                                        $              3,188       $           (16,720)
                                                                         =====================     =====================

Net loss allocated to general partners                                   $               (558)      $              (684)
                                                                         =====================     =====================

Net income (loss) allocated to investor limited partners                 $              3,746       $           (16,036)
                                                                         =====================     =====================

Net income (loss) per unit of investor limited
   partnership interest                                                  $           2,795.52       $        (11,967.16)
                                                                         =====================     =====================

                See notes to consolidated financial statements.

                                    4 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                                   For the Three Months Ended
                                                                             September 30,            September 30,
                                                                                 1998                      1997
                                                                         ---------------------     ---------------------
Revenues:
     Rental and escalation income                                        $              8,529      $             12,713
     Interest and other income                                                            104                       348
                                                                         ---------------------     ---------------------

         Total revenues                                                                 8,633                    13,061
                                                                         ---------------------     ---------------------

Expenses:
     Interest on obligations to affiliates                                              6,112                     5,759
     Interest                                                                             567                     1,192
     Depreciation and amortization                                                      2,675                     4,411
     Real estate and other taxes                                                        1,751                     2,498
     Utilities                                                                          1,117                     1,425
     Cleaning and security                                                                741                     1,011
     Asset and property management fees                                                   159                       108
     Repairs and maintenance                                                              169                       323
     Payroll                                                                              388                       339
     General and administrative                                                           320                       342
     Professional fees                                                                    141                       111
                                                                         ---------------------     ---------------------

         Total expenses                                                                14,140                    17,519
                                                                         ---------------------     ---------------------

Net loss                                                                 $             (5,507)      $            (4,458)
                                                                         =====================     =====================

Net loss allocated to general partners                                   $               (247)      $              (147)
                                                                         =====================     =====================

Net loss allocated to investor limited partners                          $             (5,260)      $            (4,311)
                                                                         =====================     =====================

Net loss per unit of investor limited partnership
     interest                                                            $          (3,925.37)      $         (3,217.16)
                                                                         =====================     =====================

                  See notes to consolidated financial statements.

                                    5 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

Consolidated Statement of Partners' Deficit (Unaudited)

(In Thousands, Except Unit Data)

                                              Units of
                                              Investor               Investor
                                               Limited                Limited                 General                 Total
                                             Partnership             Partners'               Partners'               Partners'
                                              Interest                Deficit                 Equity                  Deficit
                                         ------------------   ----------------------   ---------------------   --------------------
Balance - December 31, 1997                          1,340    $            (150,036)   $              4,586    $          (145,450)

    Net income (loss)                                    -                    3,746                    (558)                 3,188
                                         ------------------   ----------------------   ---------------------   --------------------

Balance - September 30, 1998                         1,340    $            (146,290)   $              4,028    $          (142,262)
                                         ==================   ======================   =====================   ====================

               See notes to consolidated financial statements.

                                   6 of 18


                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

Consolidated Statement of Cash Flows (Unaudited)


                                                                                  For the Nine Months Ended
(In Thousands)                                                              September 30,              September 30,
                                                                                1998                      1997
                                                                         --------------------       ---------------------
Cash Flows from Operating Activities:

Net income (loss)                                                        $             3,188        $            (16,720)
Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
     Depreciation                                                                      6,806                       8,024
     Amortization                                                                      1,368                       3,190
     Change in deferred rent receivable                                               (3,013)                     (3,559)
     Gain on sale of property                                                        (17,046)                          -
     Provision for doubtful accounts                                                      56                        (110)

Changes in operating assets and liabilities:

     Decrease in accounts receivable, prepaid
        expenses and other assets                                                      1,261                       1,262
     (Decrease) increase in accounts payable, accrued expenses,
        security deposits and other liabilities                                       (2,383)                        337
                                                                         --------------------       ---------------------

         Net cash used in operating activities                                        (9,763)                     (7,576)
                                                                         --------------------       ---------------------
Cash Flows from Investing Activities:

     Net proceeds from sale of property                                               50,389                           -
     Additions to buildings and improvements                                          (4,527)                     (5,807)
     Increase in deferred leasing costs                                               (1,923)                     (3,080)
                                                                         --------------------       ---------------------

         Net cash provided by (used in) investing activities                          43,939                      (8,887)
                                                                         --------------------       ---------------------
Cash Flows from Financing Activities:

     Proceeds from other mortgage notes payable                                            -                      24,000
     Repayment of other mortgage notes payable                                             -                     (19,091)
     Payment of accrued interest on mortgage notes to affiliates                      (5,252)                          -
     Increase in accrued mortgage interest                                            10,803                      10,340
     Principal payments on mortgage notes to affiliates                               (7,270)                       (548)
     Increase in notes payable and accrued interest to
        general partners and affiliates                                                9,283                       6,411
     Principal payments on other mortgage notes                                      (37,867)                        (80)
     Increase in restricted cash                                                      (3,347)                     (3,457)
     Payment of deferred financing costs                                                (399)                       (944)
     Deferred purchase price obligation payment                                         (209)                          -
                                                                         --------------------       ---------------------

         Net cash (used in) provided by financing activities                         (34,258)                     16,631
                                                                         --------------------       ---------------------

         Net (decrease) increase in cash and cash equivalents                            (82)                        168

Cash and cash equivalents, beginning of year                                             221                         125
                                                                         --------------------       ---------------------

Cash and cash equivalents, end of year                                   $               139        $                293
                                                                         ====================       =====================
Supplemental Disclosure of Cash Flow Information:

     Cash paid for interest                                              $            11,307        $              9,619
                                                                         ====================       =====================
Supplemental Disclosure of  Non-Cash Investing Activities:

     Sale of property in 1998 - See Note 4

                See notes to consolidated financial statements.

                                   7 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except as discussed in Notes 3 and 4. Certain amounts have been reclassified to conform to the September 30, 1998 presentation. The balance sheet at December 31, 1997 was derived from audited financial statements at such date.

      1626 New York Associates Limited Partnership (the "Registrant") was organized to acquire and own a 99% general partnership interest in and serve as a general partner of Nineteen New York Properties Limited Partnership (the "Operating Partnership"). The Registrant and the Operating Partnership are collectively referred to as the "Partnerships."

      The results of operations for the three and nine months ended September 30, 1998 and 1997, are not indicative of the results to be expected for the full year.

2.    Plan of Operation and Foreclosure of Properties

      The Partnerships had maturing mortgage debt totaling approximately $81,816,000 due in 1998. On October 22, 1998, four of the Partnerships five remaining properties were disposed of and the debt encumbering the remaining property was modified (see Note 5). As of October 22, 1998, the Partnerships have maturing debt, totaling approximately $34,693,000 due in February 1999. It is highly unlikely that the Partnerships will be able to meet their remaining obligation. Accordingly, it appears there is a substantial likelihood that the remaining Property, if not sold, will be lost through foreclosure in early 1999. In the event that the Property is sold, all proceeds would be used to satisfy any related outstanding indebtedness. This raises substantial doubt about the Partnerships' ability to continue as a going concern.

3.    Debt Modification with Related Parties

      The senior component of the Modified Loan consisted of secured notes in the aggregate principal amount of $56,816,000 (the "Secured A Notes"). These notes, which had an annual interest rate of 295 basis points over 30-day LIBOR (8.59% at September 30, 1998), were scheduled to mature on February 28, 1998, but were extended to September 30, 1998. The junior component consisted of secured notes in the aggregate principal amount of $102,450,000 (the "Secured B Notes"). These notes had a fixed annual interest rate of 14% through February 28, 1999 and then 16.75% thereafter, and were scheduled to mature on February 28, 2016. A mandatory prepayment of $25 million against the Secured B Notes was scheduled to be made on March 15, 1998, but was extended to September 30, 1998. On October 22, 1998 these notes were modified in conjunction with the foreclosure of certain properties (see Note 5). A third component of the Modified Loan is an unsecured $19,550,000 note (the "Unsecured Note") representing the additional financing expected to be drawn upon by the Operating Partnership to fund capital improvements and tenant lease-up costs.

                                   8 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

3.    Debt Modification with Related Parties (Continued)

      However, any borrowings under this credit line are subject to the lender's discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. The Unsecured Note was scheduled to mature on February 28, 1998, but was extended to November 30, 1998. The Unsecured Note, if outstanding, bears interest at a fixed annual rate of 14% through February 28, 1999 and then 16.75% thereafter. As of September 30, 1998, the outstanding balance against the Unsecured Note was $19,851,000, which is included in notes payable and accrued interest to general partners and affiliates.

      In addition, the $10,000,000 Receivables Note has an annual base interest rate of 6% and an additional annual contingent interest rate of 9%. Interest, to the extent that it cannot be paid currently, accrues until maturity. The Note was scheduled to mature on the earlier of August 31, 1999, or such time that the loans encumbering the Partnership's 300 Park Avenue South and 509 Fifth Avenue properties become due (see Note 5).

      In connection with the extension of the Modified Loan during 1998, the Partnership has paid $399,000 in financing fees.

4.    Sale of Property

      On January 13, 1998, the Partnership sold its 1372 Broadway property to an unaffiliated third party for $52,000,000. All of the proceeds were used to partially satisfy the approximately $94,000,000 allocated portion of the Modified Loan (including accrued and unpaid interest), with the unsatisfied portion of the Modified Loan being reallocated among the remaining Properties. For financial reporting purposes, the sale resulted in a gain of approximately $17,046,000.

5.    Subsequent Events

      On October 22, 1998, in order to settle the default on the mortgage debt encumbering the properties located at 535 Fifth Avenue, 545 Fifth Avenue and 757 Third Avenue, the Partnerships entered into a settlement agreement with Zeus and affiliates pursuant to which the Partnerships 535 Fifth Avenue and 545 Fifth Avenue properties were conveyed to the lender in satisfaction of the mortgage debt encumbering these properties. Simultaneously, the Partnerships conveyed title (subject to the existing mortgages) in their 509 Fifth Avenue and 300 Park Avenue South properties to Zeus. For financial statement purposes, the property dispositions will result in a gain in 1998.

      In addition, the debt securing the Partnerships remaining property, 757 Third Avenue, was restructured into two non-recourse loans. The first component in the amount of $27,193,000, bears interest at 295 basis points over 30-day LIBOR and matures on February 1, 1999. The second component in the amount of $48,257,000, bears interest at 9% and matures on February 28, 2016. A mandatory prepayment of $7,500,000 against the second component is due on February 1, 1999.

      In connection with the above transactions, the $10,000,000 Receivables Note has been modified. The Receivables Note, which was payable from the excess cash flow from 509 Fifth Avenue and 300 Park Avenue South, is now secured by a pledge of the Partnerships' interest in their 757 Third Avenue property.

                                   9 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

6.    Pro Forma Financial Information

      The following pro forma consolidated balance sheet as of September 30, 1998 and the pro forma consolidated statement of operations for the nine months then ended give effect to the disposition of the Partnerships' 535 Fifth Avenue, 545 Fifth Avenue, 509 Fifth Avenue and 300 Park Avenue South properties and the sale of its 1372 Broadway property. The adjustments related to the pro forma consolidated balance sheet assume the transaction was consummated at the end of the most recent period presented, while the adjustments related to the pro forma consolidated income statement assume the transactions were consummated at the beginning of the period presented. The conveyance of properties occurred on October 22, 1998 and the sale occurred on January 13, 1998. The pro forma adjustments required are to eliminate the assets, liabilities and operating activity of the aforementioned properties.

      These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the transactions had been in effect, as of, and for the period presented or what may be achieved in the future.

                                   10 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

6.    Pro Forma Financial Information (Continued)

                     Pro Forma Consolidated Balance Sheet
                              September 30, 1998
                       (In Thousands, Except Unit Data)

                                                                                               Pro Forma
                                                                             Historical        Adjustments        Pro Forma
                                                                          ---------------   ----------------  ----------------
          ASSETS

          Real Estate:

              Land                                                        $      20,142     $       (9,872)   $        10,270
              Buildings and improvements                                        196,210           (107,574)            88,636
              Accumulated depreciation                                         (108,762)            58,852            (49,910)
                                                                          -------------     --------------    ---------------
                                                                                107,590            (58,594)            48,996
          Other Assets:

              Cash and cash equivalents                                              139                 -                139
              Restricted cash                                                      6,701            (4,706)             1,995
              Accounts receivable, net                                               515              (356)               159
              Prepaid expenses and other assets                                    7,274            (4,808)             2,466
              Deferred rent receivable                                            12,100            (4,797)             7,303
              Deferred costs, net                                                  7,482             (3,524)            3,958
                                                                          --------------    ---------------   ---------------

          Total Assets                                                    $      141,801    $       (76,785)   $       65,016
                                                                          ==============    ===============   ===============

          LIABILITIES AND PARTNERS' DEFICIT

          Liabilities:

              Mortgage notes payable to affiliates                        $      159,266    $       (83,816)   $       75,450
              Other mortgage notes payable                                        24,000            (24,000)                 -
              Notes payable and accrued interest to
                general partners and affiliates                                   34,022                  -            34,022
              Accounts payable, accrued expenses, security
                deposits and other liabilities                                     7,702             (5,018)            2,684
              Accrued interest on mortgage notes to affiliates                    57,701                  -            57,701
              Accrued interest on other mortgage notes                                83                (83)                -
              Deferred purchase price obligation                                   1,289                  -             1,289
                                                                          --------------    ---------------    --------------

          Total Liabilities                                                      284,063           (112,917)          171,146
                                                                          --------------    ---------------    --------------

          Partners' Deficit:

              Limited Partners' Deficit - Units of Investor Limited
                Partnership Interest $250,000 stated value per unit;
                authorized, issued and outstanding -1,340 as of
                September 30, 1998                                              (146,222)            33,500          (112,722)
              Less: investor notes                                                   (68)                 -               (68)
                                                                          --------------     --------------    --------------
                                                                                (146,290)            33,500          (112,790)

              General Partners' Equity                                             4,028              2,632             6,660
                                                                          --------------    ---------------    --------------

              Total Partners' Deficit                                           (142,262)            36,132          (106,130)
                                                                          --------------    ---------------    --------------

          Total Liabilities and Partners' Deficit                         $      141,801    $      (76,785)   $        65,016
                                                                          ==============    ==============    ===============


                                   11 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (Continued)

6.    Pro Forma Financial Information (Continued)

                Pro Forma Consolidated Statement of Operations
                 For the Nine Months Ended September 30, 1998
                       (In Thousands, Except Unit Data)

                                                                                                   Pro Forma
                                                                              Historical          Adjustments         Pro Forma
                                                                          -------------------  ------------------  -----------------
               Revenues:

                   Base rent and escalation income                        $           26,775   $        (15,139)   $         11,636
                   Interest and other income                                             328               (135)                193
                   Gain on sale of property                                           17,046            (17,046)                  -
                                                                          -------------------  ------------------  -----------------

                                         Total revenues                               44,149            (32,320)             11,829
                                                                          -------------------  ------------------  -----------------

               Expenses:

                   Interest on obligations to affiliates                              17,541             (9,530)              8,011
                   Interest                                                            1,682             (1,682)                  -
                   Depreciation and amortization                                       8,002             (5,505)              2,497
                   Real estate and other taxes                                         5,281             (2,604)              2,677
                   Utilities                                                           2,575             (1,597)                978
                   Cleaning and security                                               2,499             (1,482)              1,017
                   Asset and property management fees                                    385               (237)                148
                   Repairs and maintenance                                               778               (474)                304
                   Payroll                                                               919               (443)                476
                   General and administrative                                            847               (575)                272
                   Professional fees                                                     392               (116)                276
                   Provision for doubtful accounts                                        60                (60)                  -
                                                                          -------------------  ------------------  -----------------

                                          Total expenses                              40,961            (24,305)             16,656
                                                                          -------------------  ------------------  -----------------

               Net income (loss)                                          $            3,188   $         (8,015)   $        (4,827)
                                                                          ===================  ==================  =================

               Net income (loss) allocated to general partners            $            (558)   $             348   $          (210)
                                                                          ===================  ==================  =================

               Net income (loss) allocated to investor limited
               partners                                                   $            3,746   $         (8,363)   $        (4,617)
                                                                          ===================  ==================  =================

               Net income (loss) per unit of investor limited
                  partnership interest                                    $         2,795.52   $      (6,241.04)   $     (3,445.52)
                                                                          ===================  ==================  =================

                                   12 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

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

           Liquidity and Capital Resources

           The Registrant serves as the general partner of Nineteen New York Properties Limited Partnership (the "Partnership"). As of October 22, 1998, the Partnership's remaining property is an office building located in New York City (see below). The Registrant's sole source of revenue is from distributions from the Partnership and interest income on cash reserves. The Registrant is responsible for its operating expenses. The Partnership receives rental revenue from tenants and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

           The Partnership had maturing mortgage debt, totaling approximately $81,816,000 due in 1998. On October 22, 1998, in order to settle the default on the mortgage debt encumbering the properties located at 535 Fifth Avenue, 545 Fifth Avenue and 757 Third Avenue, the Partnership entered into a settlement agreement with Zeus pursuant to which the Partnership's 535 Fifth Avenue and 545 Fifth Avenue properties were conveyed to the lender in satisfaction of the mortgage debt encumbering these properties. Simultaneously, the Partnership conveyed title (subject to the existing mortgages) in their 509 Fifth Avenue and 300 Park Avenue South properties to Zeus. For financial statement purposes, the property dispositions will result in a gain in 1998.

           In addition, the debt securing the Partnership's remaining property, 757 Third Avenue, was restructured into two non-recourse loans. The first component in the amount of $27,193,000, bears interest at 295 basis points over 30-day LIBOR and matures on February 1, 1999. The second component in the amount of $48,257,000, bears interest at 9% and matures on February 28, 2016. A mandatory prepayment of $7,500,000 against the second component is due on February 1, 1999.

           In connection with the above transactions, the $10,000,000 Receivables Note has been modified. The Receivables Note, which was payable from the excess cash flow from 509 Fifth Avenue and 300 Park Avenue South, is now secured by a pledge of the Partnership's interest in their 757 Third Avenue property.

                                   13 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           (Continued)

           Liquidity and Capital Resources (Continued)

           As of October 22, 1998, the Partnership has maturing debt, totaling approximately $34,693,000, due in February 1999. It is highly unlikely that the Partnership will be able to meet their remaining obligation. Accordingly, it appears there is a substantial likelihood that the remaining Property, if not sold, will be lost through foreclosure in early 1999. In the event that the Property is sold, all proceeds would be used to satisfy any related outstanding indebtedness. This raises substantial doubt about the Partnership's ability to continue as a going concern. For tax reporting purposes, the Registrant's partners will be allocated substantial gains in 1998 and 1999 due to recapture of tax benefits received in prior years.

           The Registrant's original objective of capital appreciation will not be achieved and it is anticipated that the Registrant's partners will not receive any future distributions. Accordingly, the Registrant's partners will not receive a return of their original investment.

           The Registrant and the Partnership had $139,000 of cash and cash equivalents and $6,701,000 of restricted cash at September 30, 1998, as compared to $221,000 and $3,354,000, respectively, at December 31, 1997. Restricted cash primarily includes amounts held in mortgage collateral accounts. The $82,000 decrease in cash and cash equivalents at September 30, 1998, as compared to December 31, 1997, was due to $43,939,000 of cash provided by investing activities, which was offset by $34,258,000 of cash used in financing activities and $9,763,000 of cash used in operating activities. Cash provided by investing activities included $50,389,000 of net proceeds received from the sale of the Registrant's 1372 Broadway property, which was partially offset by $4,527,000 of improvements to real estate, the majority of which were tenant improvements, and $1,923,000 of cash expended on leasing activities. Cash used in financing activities included $37,867,000 of cash used for the partial principal repayment and $5,252,000 of cash used for the partial repayment of accrued interest on the allocated portion of the loan encumbering the Registrant's 1372 Broadway property. Cash used in financing activities also included a $7,270,000 principal payment on mortgage notes payable to affiliates, which was offset by a $10,803,000 increase in accrued interest and a $9,283,000 increase in notes payable and accrued interest to general partners and affiliates. In addition, Registrant's restricted cash increased by $3,347,000. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

           The Partnership's unsecured credit line provided by Zeus Property LLC ("Zeus") had an outstanding balance of $19,851,000 at September 30, 1998. This credit line has been used by the Partnership to fund capital improvements and tenant lease-up costs at the Fuji Properties. Borrowings under this credit line are subject to Zeus' discretion. It is anticipated that Zeus will continue to fund capital improvements and tenant lease-up costs at the remaining property.

                                   14 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

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

           Results of Operations

           Nine Months ended September 30, 1998 vs. September 30, 1997

           The Partnership generated net income of approximately $3.2 million for the nine months ended September 30, 1998, as compared to a net loss of approximately $16.7 million for the nine months ended September 30, 1997. Net income for the nine months ended September 30, 1998 increased primarily due to the $17.0 million gain on sale of the Partnership's 1372 Broadway property.

           Rent and escalation income decreased to approximately $26.8 million for the nine months ended September 30, 1998, as compared to approximately $31.4 million for the nine months ended September 30, 1997. With respect to the remaining properties at September 30, 1998, rent and escalation income increased to approximately $25.1 million for the nine months ended September 30, 1998, as compared to approximately $22.9 million for the nine months ended September 30, 1997. Rent and escalation income increased due to an increase in rental revenues at 757 Third Avenue, 545 Fifth Avenue and 300 Park Avenue South for the nine months ended September 30, 1998, as compared to 1997. The higher rental revenues were the result of higher effective rental rates and an increase in occupancy. The increases in rent and escalation income were slightly offset by a decrease in rental revenues at 535 Fifth Avenue, primarily due to a decline in occupancy. Rent and escalation income at 509 Fifth Avenue remained relatively constant.

           Expenses decreased by approximately $8.2 million for the nine months ended September 30, 1998, as compared to 1997. With respect to the remaining properties at September 30, 1998, expenses increased by approximately $4.1 million for the nine months ended September 30, 1998, as compared to 1997. The increase in interest, depreciation and amortization expenses were only slightly offset by a decrease in overall operating expenses (i.e., real estate and other taxes, payroll, utilities, repairs and maintenance, and cleaning and security). Operating expenses remained relatively constant at the Partnership's 757 Third Avenue property.

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

                                   15 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
           (Continued)

           Results of Operations

           Nine Months ended September 30, 1998 vs. September 30, 1997
           (Continued)

           As of September 30, 1998 and 1997, the portfolio's occupancy was 91% and 89%, respectively, with occupancy at 757 Third Avenue at 94% and 93%, respectively. The increase in occupancy and the ability to retain tenants is a direct result of the improved economy.

           Three Months ended September 30, 1998 vs. September 30, 1997

           The Partnership generated a net loss of approximately $5.5 million for the three months ended September 30, 1998, as compared to a net loss of approximately $4.5 million for the three months ended September 30, 1997.

           Rental and escalation income decreased to approximately $8.5 million for the three months ended September 30, 1998, as compared to approximately $12.7 million for the three months ended September 30, 1997. With respect to the remaining properties at September 30, 1998, rent and escalation income increased to approximately $8.5 million for the three months ended September 30, 1998, as compared to approximately $8.0 million for the three months ended September 30, 1997. Rent and escalation income increased due to an increase in rental revenues at 757 Third Avenue, 545 Fifth Avenue and 300 Park Avenue South, which were partially offset by a decrease in rental revenues at 535 Fifth Avenue for the three months ended September 30, 1998, as compared to 1997. The higher rental revenues were the result of higher effective rental rates and an increase in occupancy. The increases in rent and escalation income were slightly offset by a decrease in rental revenues at 535 Fifth Avenue, primarily due to a decline in occupancy. Rent and escalation income at 509 Fifth Avenue remained relatively constant.

           Expenses decreased by approximately $3.4 million for the three months ended September 30, 1998, as compared to 1997. With respect to the remaining properties at September 30, 1998, expenses increased by approximately $2.8 for the three months ended September 30, 1998, as compared to 1997. The increase in interest, depreciation and amortization expenses were only slightly offset by a decrease in overall operating expenses (i.e., real estate and other taxes, payroll, utilities, repairs and maintenance, and cleaning and security). Operating expenses remained relatively constant at the Partnership's 757 Third Avenue property.

                                   16 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

Part II - Other Information

Item 6.       Exhibits and Reports on Form 8-K

           a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           b) Reports on Form 8K:

              On November 4, 1998, the Registrant filed Form 8K to disclose the disposition of assets.

                                   17 of 18

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                         FORM 10-Q SEPTEMBER 30, 1998

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

                                   1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                                   BY:   TWO WINTHROP PROPERTIES, INC.
                                         MANAGING GENERAL PARTNER

                                         BY:   /s/ Michael L. Ashner
                                               ------------------------------
                                               Michael L. Ashner
                                               Chief Executive Officer

                                         BY:   /s/ Edward V. Williams
                                               ------------------------------
                                               Edward V. Williams
                                               Chief Financial Officer

                                      DATED:   November 16, 1998


                                   18 of 18