Form 10-K
period 1998-12-31
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1999-03-31
CIK 767411

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                                                              Commission File
For the year ended December 31, 1998                          Number  0-13500
                   -----------------                                  -------

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------
             (exact name of Registrant as specified in its charter)

     Massachusetts                                     04-2808184
---------------------------                           --------------
  (State of organization)                    (IRS Employer Identification No.)

5 Cambridge Center, Cambridge, Massachusetts                        02142
---------------------------------------------                    ----------
   (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number including area code: (617) 234-3000
                                                   --------------

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

                       DOCUMENTS INCORPORATED BY REFERENCE
                                    - None -

                                           Exhibit Index is located on Page 44

                                     PART I
                                     ------

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

         As of December 31, 1998, the Operating Partnership owned an interest in only one of the original Properties, 757 Third Avenue (the "Remaining Property"). It is expected that unless the New York City office building market significantly appreciates, the Remaining Property will eventually be lost through foreclosure. See "Property Matters-Sales/Dispositions" below.

Property Matters

         A.    Sales/Dispositions

               535 Fifth Avenue, 545 Fifth Avenue, 509 Fifth Avenue and 300
Park Avenue South - In order to settle the default on the mortgage debt encumbering the properties located at 535 Fifth Avenue, 545 Fifth Avenue and 757 Third Avenue, New York, New York, 535 Fifth Avenue LLC, 545 Fifth Avenue LLC, 757 Third Avenue LLC, 509 Fifth Avenue LLC and 300 Park Avenue South LLC, entities in which the Registrant indirectly held a 99% economic interest, entered into a settlement agreement dated October 22, 1998 with Westhill Equities LLC, Zeus Property LLC ("Zeus") and Isaac Asset LLC (collectively, the "Lender") pursuant to which (1) the properties at 535 Fifth Avenue and 545 Fifth Avenue were conveyed to a designee of Lender in satisfaction of the mortgage debt encumbering these properties, (2) the mortgage debt encumbering the Remaining Property was modified to extend its maturity to February, 1998 (which subsequently was further extended to October 22, 1998) and as otherwise described below, (3) with the consent of Solomon Brothers Realty Corp. ("SBRC"), the lender holding the mortgage debt on the properties at 509 Fifth Avenue and 300 Park Avenue South, New York, New York, and Lender with respect to its rights as pledgee of all the membership interests in 509 Fifth Avenue LLC and 300 Park Avenue South LLC (the "Pledged Collateral") securing that $10,000,000 promissory note ("19 NY Note") dated February 28, 1996, by the Operating Partnership, the properties at 509 Fifth Avenue and 300 Park Avenue South were conveyed to a designee of Lender, subject to existing mortgage debt held by SBRC, and (4) the holder of the 19 NY Note released its lien on the Pledged Collateral and such holder accepted as substitute collateral to secure the 19 NY Note the managing member's interest in 757 Third Avenue LLC (the "Remaining Company"). As a result of the foregoing, the sole remaining asset of the Operating Partnership is its ownership interest in the Remaining Company.

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

         B.       Loan Restructuring.

          757 Third Avenue - In connection with the transfer of 535 Fifth Avenue and 545 Fifth Avenue to the Lender's designee, the debt securing the Remaining Property was restructured into two non-recourse loans. The first component in the amount of $27,193,000, bears interest at 295 basis points over 30-day LIBOR and matures on April 1, 1999. The second component in the amount of $48,257,000, bears interest at 9% and matures on February 28, 2016. A mandatory prepayment of $7,500,000 against the second component is due on April 1, 1999.

Deferred Purchase Price

          In connection with the acquisition of the Properties, the Operating Partnership agreed to make deferred payments to the seller in future years equal to 6% of the gross proceeds of certain refinancings, sales or transfers of any of the Properties or equal to the fair market value of any Properties not disposed of by January 18, 2006. At the time of the acquisition of the Properties, the Operating Partnership estimated this liability at $25,296,177 based on the cash portion of the purchase price paid at that time. The Partnership has made payments totaling $22,914,703 (including a $209,000 payment made in January 1998 in connection with the sale of 1372 Broadway) to the seller as a Deferred Purchase Price. The total liability has been reduced to zero as of December 31, 1998 due to the sales and transfers of various properties and the estimated fair market value of the remaining property.

Winthrop Funding

         In 1985, the Partnership obtained a 99.99% interest in Winthrop Funding for $99.99 and also contributed to Winthrop Funding the final installment of the Investor Notes in the aggregate amount of $42,998,592. Winthrop Funding issued zero coupon bonds in the face amount of

$40,850,000 at a discount of $21,367,818 with the final installment of the Investor Notes pledged as collateral. As of March 1992, Winthrop Funding collected the entire amount of the last installment of the Investor Notes except for $68,542 which remains outstanding as of December 31, 1998. As of May 1992, Winthrop Funding paid the entire face amount of the zero coupon bonds to the bondholders.

Employees

         As of December 31, 1998, the Partnership did not have any employees. Services are generally performed for the Partnership by the General Partners and their affiliates and agents retained by them. Other services are performed for the Operating Partnership by affiliates and agents retained by the Operating Partnership.

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

         On March 1, 1996, the Operating Partnership's properties began being managed by Axiom Real Estate Management, Inc. (an affiliate of Grubb & Ellis Company) and leasing activity began being performed by the Galbreath Company, Newmark & Co. and Koll Company. These firms are neither affiliated with WFA nor any of its affiliates. The terms of these contracts are at market rates. The Operating Partnership is not permitted to change the management agent or leasing agents unless these parties are in default of their obligations under their respective agreements and the Operating Partnership shall have submitted to Zeus an acceptable replacement candidate. One effect of this is to terminate the payment of all management or leasing fees to the General Partners and their affiliates by the Operating Partnership, the Partnership or the properties. The Partnership will receive from the Properties up to $240,000 as reimbursement for Partnership expenses.

         Effective April 1, 1998, property management services began being performed by New Rock Realty Management Company, LLC ("New Rock"), an affiliate of Zeus. New Rock is providing these services on the same terms as these services were then being provided.

Insurance

         The Partnership maintains property and liability insurance on the Properties which it believes to be adequate.

Item 2.  Properties.

         The Partnership does not own any interest in real property other than its general partnership interest in the Operating Partnership. The Operating Partnership does not own any interests in real property other than its interest in the Remaining Company, which, in turn, owns the Remaining Property.

         The Remaining Property, which is located at 757 Third Avenue, New York, New York, consists of a 27-story office building containing approximately 468,327 rentable square feet of space and approximately 24,567 square feet of land. The property is located at the northeast corner of Third Avenue and East Forty-Seventh Street in midtown Manhattan and is used principally by telecommunications, law, financial and retail firms. Planned capital improvements at the property include $2,300,000 of tenant improvements.

          KPMG Peat Marwick, a big-five accounting firm, currently leases approximately 144,713 square feet (30.9% of total space). The lease with KPMG Peat Marwick is scheduled to expire May 2012.

         The following table sets forth the occupancy rates for the last five years and the associated gross rental per square foot amount, as footnoted.

                                                  Average Annual Total
                           Percentage             Gross Rental Per SF
           Year         Occupancy Rate(1)         of Occupied Space(2)
           ----         -----------------         ---------------------

           1994                95%                        $42.93
           1995                98%                        $38,34
           1996                87%                        $34.66
           1997                93%                        $37.94
           1998                90%                        $36.04

 (1) Occupancy rates are based on December 31 of indicated year and are not yearly averages.
 (2) Calculated using operating revenues, including rent escalations and other revenues, for the entire year divided by the total square footage of occupied space (based on the occupancy rates reported in this table).

         The following table sets forth certain information concerning lease expirations (assuming no renewals for this property for the period from January 1, 1999 through December 31, 2008).


                     Number of Tenants     Aggregate SF Covered by   Annualized Rental for     Percentage of Total
                     Whose Leases Expire   Expiring Leases           Leases Expiring           Annualized Rental(1)
                     -------------------   ---------------           ---------------           ---------------------

       1999                   6                    34,980                 1,044,181                     8%
       2000                   6                    18,228                   551,400                     4%
       2001                   7                    10,957                   194,014                     1%
       2002                  10                    59,176                 2,085,071                    16%
       2003                  13                    31,974                 1,354,700                    10%
       2004                   1                     6,235                   218,225                     2%
       2005                   5                    17,342                   574,344                     4%
       2006                   0                         0                         0                     0%
       2007                   5                    58,458                 1,954,758                    15%
       2008                   0                         0                         0                     0%




(1) Based on actual base rent plus increase from various escalation provisions as of December 31, 1998.


Item 3.  Legal Proceedings.

         To the best of the General Partners' knowledge, as of December 31, 1998, there are no material pending legal proceedings to which the Partnership or the Operating Partnership is a party or to which any of their properties are subject.


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

         As of March 1, 1999, there were 1,179 holders of 1,339 Units.

         The Partnership Agreement provides that Cash Flow (as defined therein) will be distributed to the partners in specified proportions at reasonable intervals during the fiscal year, but in any event no less often than 90 days after the close of each fiscal year. There are no restrictions under the Partnership Agreement on the Partnership's present or future ability to make distributions of cash flow. The Partnership, at the sole discretion of the General Partners, may retain all or any portion of the Partnership's net distributable cash flow to the extent deemed necessary to cover anticipated expenses and to provide reserves for unexpected future property and Partnership financial needs. Cash flow distributed to partners will be net of any such amounts so retained. The Partnership did not make any cash distributions in 1998, 1997 or 1996. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information with respect to the Partnership's ability to make distributions in the future.

Item 6.  Selected Financial Data.

         The following represents selected financial data for Registrant for the years ended December 31, 1998, 1997, 1996, 1995 and 1994. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                         For the Year Ended December 31,

                                                 1998            1997            1996            1995            1994
                                                 ----            ----            ----            ----            ----
                                                                 (in thousands except per unit data)
Total Revenues                                   $  31,856     $  43,302       $ 43,864       $  47,957       $  49,084
Total Expenses                                      47,523        64,970         62,992          87,165          62,715
Loss Before Gain (Loss) on Sales                   (15,667)      (21,668)       (19,128)        (39,208)        (13,631)
Gain (Loss) on Sale of Properties/Interest          17,046            --             --              --              --
in Joint Venture
Income (Loss) Before Extraordinary Gain              1,379       (21,668)       (19,128)        (39,208)        (13,631)
Extraordinary Gain                                  36,156            --         14,419              --              --
Net Income (Loss)                                $  37,535     $ (21,668)      $ (4,709)      $ (39,208)      $ (13,631)
                                                 =========     =========        ========       =========       =========

Net (Loss) Income per Unit
  Of Limited Partnership
  Outstanding                                    $  28,490     $ (15,537)      $ (5,740)      $ (27,747)     $   (9,997)
Total Assets                                        65,033       171,508        163,647         178,713         214,670
Total Liabilities(1)                               172,948       316,958        287,429         334,948         331,697
Investment in Joint
  Ventures Total Deficit(2)                      $(107,915)    $(145,450)     ($123,782)      $(156,235)      $(117,027)

---------------------

(1) Total Liabilities includes long-term debt net of unamortized discount of $251,641,000, $250,681,000, $224,342,000, $228,403,000 and
         $75,450,000 for the years 1994, 1995, 1996, 1997 and 1998 respectively.

(2) Does not include receivables represented by Investor Note installments totaling $68,542 at December 31, 1994, 1995, 1996, 1997 and 1998. Such
         installments are credited to capital upon actual receipt.

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

Liquidity and Capital Resources

         The Registrant serves as the general partner of Nineteen New York Properties Limited Partnership (the "Partnership"). As of March 1, 1999, the Partnership's remaining property is an office building located in New York City (see below). The Registrant's sole source of revenue is from distributions from the Partnership and interest income on cash reserves. The Registrant is responsible for its operating expenses. The Partnership receives rental revenue from tenants and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

         As of December 31, 1998, the Partnership has maturing debt, totaling approximately $64,544,000, due on April 1, 1999. It is highly unlikely that the Partnership will be able to meet its remaining obligation. Accordingly, it appears there is a substantial likelihood that the remaining Property, if not sold, will be lost through foreclosure in 1999. In the event that the Property is sold, all proceeds would be used to satisfy any related outstanding indebtedness. This raises substantial doubt about the Registrant's ability to continue as a going concern.

         The Partnership had maturing mortgage debt, totaling approximately $81,816,000 due in 1998. On October 22, 1998, in order to settle the default on the mortgage debt encumbering the properties located at 535 Fifth Avenue, 545 Fifth Avenue and 757 Third Avenue, the Partnership entered into a settlement agreement with Zeus Property LLC ("Zeus") pursuant to which the Partnership's 535 Fifth Avenue and 545 Fifth Avenue properties were conveyed to the lender in satisfaction of the mortgage debt encumbering these properties. Simultaneously, the Partnership conveyed title (subject to the existing mortgages) in their 509 Fifth Avenue and 300 Park Avenue South properties to Zeus. For financial statement purposes, the property dispositions resulted in an extraordinary gain of $36,156,000 in 1998.

         In addition, the debt securing the Partnership's remaining property, 757 Third Avenue, was restructured into two non-recourse loans. The first component in the amount of $27,193,000, bears interest at 295 basis points over 30-day LIBOR (8.07% at December 31,

1998), and was scheduled to mature on February 1, 1999, but was extended to April 1, 1999. The second component in the amount of $48,257,000, bears interest at 9% and matures on February 28, 2016. A mandatory prepayment of $7,500,000 against the second component was due on February 1, 1999, but was extended to April 1, 1999.

         In connection with the above transactions, the $10,000,000 Receivables Note has been modified. The Receivables Note, which was payable from the excess cash flow from 509 Fifth Avenue and 300 Park Avenue South, is now secured by a pledge of the Partnership's interest in their 757 Third Avenue property.

         As a result of the foregoing dispositions and the anticipated disposition of the Registrant's remaining property in 1999, for tax purposes, Registrant's partners will be allocated substantial gains in 1998 and 1999 due to recapture of tax benefits received in prior years.

         The Registrant's original objective of capital appreciation will not be achieved and it is anticipated that the Registrant's partners will not receive any future distributions. Accordingly, the Registrant's partners will not receive a return of their original investment.

         The Registrant and the Partnership had $291,000 of cash and cash equivalents and $2,410,000 of restricted cash at December 31, 1998, as compared to $221,000 and $3,354,000, respectively, at December 31, 1997. Restricted cash primarily includes amounts held in mortgage collateral accounts. The $70,000 increase in cash and cash equivalents at December 31, 1998, as compared to December 31, 1997, was due to $37,856,000 of cash provided by investing activities, which was offset by $27,965,000 of cash used in financing activities and $9,821,000 of cash used in operating activities. Cash provided by investing activities included $50,389,000 of net proceeds received from the sale of the Registrant's 1372 Broadway property, which was partially offset by $10,349,000 of improvements to real estate, the majority of which were tenant improvements, and $2,184,000 of cash expended on leasing activities. Cash used in financing activities included $37,867,000 of cash used for the partial principal repayment and $5,252,000 of cash used for the partial repayment of accrued interest on the allocated portion of the loan encumbering the Registrant's 1372 Broadway property. Cash used in financing activities also included a $7,270,000 principal payment on mortgage notes payable to affiliates, which was offset by an $11,002,000 increase in accrued interest and a $10,375,000 increase in notes payable and accrued interest to general partners and affiliates. In addition, Registrant's restricted cash decreased by $1,655,000. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

         The Partnership's unsecured credit line provided by Zeus had an outstanding balance of $19,851,000 at December 31, 1998. This credit line has been used by the Partnership to fund capital improvements and tenant lease-up costs at the Fuji Properties. Borrowings under this credit line are subject to Zeus' discretion. It is anticipated that Zeus will continue to fund capital improvements and tenant lease-up costs at the remaining property.

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

Results of Operations

         a.       1998 Compared to 1997

         The Partnership generated net income of approximately $37.5 million for the year ended December 31, 1998, as compared to a net loss of approximately $21.7 million for the year ended December 31, 1997. Net income for the year ended December 31, 1998 increased primarily due to the $17.0 million gain on sale of the Partnership's 1372 Broadway property and the extraordinary gain of $36.1 million on the transfer of the Partnership's 535 Fifth Avenue, 545 Fifth Avenue, 509 Fifth Avenue and 300 Park Avenue South properties.

         Rent and escalation income decreased to approximately $31.4 million for the year ended December 31, 1998, as compared to approximately $42.3 million for the year ended December 31, 1997. With respect to the remaining property at December 31, 1998, rent and escalation income increased to approximately $14.7 million for the year ended December 31, 1998, as compared to approximately $14.4 million for the year ended December 31, 1997. The higher rental revenues were the result of higher effective rental rates and an increase in average occupancy which was offset by a decrease in escalation income.

         Expenses decreased by approximately $17.4 million for the year ended December 31, 1998, as compared to 1997. With respect to the remaining property at December 31, 1998, expenses increased by approximately $2.4 million for the year ended December 31, 1998, as compared to 1997 as a result of an increase in interest, depreciation and management fees. All other expenses remained relatively constant at the Partnership's 757 Third Avenue property.

         Interest expense increased primarily due to an increase in the principal indebtedness on the Unsecured Note. Depreciation expense increased due to the effect of the current and prior years additions to fixed assets, primarily tenant improvements. Management fees increased due to the change of the managing agent that occurred in connection with the debt extension in 1998.

         As of March 1, 1999 and 1998, the 757 Third Avenue property's occupancy was 90% and 93%, respectively. During 1998, the Operating Partnership signed new, renewal, extension, and expansion leases at the 757 Third Avenue Property totaling 105,828 square feet at rental terms comparable to buildings of similar quality in the market. The decrease in occupancy is the result of certain lease terminations that occurred in the fourth quarter of 1998.

         b.       1997 Compared to 1996

         The Registrant generated a net loss of approximately $21.7 million for the year ended December 31, 1997, as compared to a net loss before extraordinary gain of approximately $19.1 million for the year ended December 31, 1996. The increase in net loss before the extraordinary gain was due to a decrease in revenues and an increase in expenses.

         Rent and escalation income decreased to approximately $42.3 million for the year ended December 31, 1997, as compared to approximately $43.3 million for the year ended December 31, 1996. Rent and escalation income declined due to a decrease in rental income at 757 Third Avenue and 535 Fifth Avenue, which was slightly offset by an increase in rent and escalation income at 545 Fifth Avenue. The lower rent and escalation income was primarily the result of new tenants occupying space at the Properties with current base years for escalation purposes, thus reducing the amount of escalation billings for 1997, as compared to 1996. Rent and escalation income at the other properties remained relatively constant.

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

Year 2000

         The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities. During the first half of 1998, the General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the General Partner and its affiliates, such custom programs are Year 2000 compliant. Following the completion of its assessment of the computer software and hardware, the General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear any significant cost, in connection with the upgrade of those systems to requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

         To date, the General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the General Partner has no means of ensuring that external agents will be Year 2000 compliant. The General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

                 1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                        CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                      INDEX


                                                                                   Page

Independent Auditors' Report....................................................F - 2

Consolidated Financial Statements:

Balance Sheets as of December 31, 1998 and 1997.................................F - 3

Statements of Operations for the Years Ended
     December 31, 1998, 1997 and 1996...........................................F - 5

Statements of Changes in Partners' Deficit for the Years Ended
     December 31, 1998, 1997 and 1996...........................................F - 6

Statements of Cash Flows for the Years Ended
     December 31, 1998, 1997 and 1996...........................................F - 7

Notes to Consolidated Financial Statements......................................F - 8

Financial Statement Schedule:

Schedule III - Real Estate and Accumulated Depreciation at December 31, 1998....F - 21

Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in the consolidated financial statements.

                          Independent Auditors' Report


To the Partners
1626 New York Associates Limited Partnership:

We have audited the accompanying consolidated balance sheets of 1626 New York Associates Limited Partnership, (a Massachusetts limited partnership) and subsidiaries (the "Partnership") as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the consolidated financial statement schedule supplied pursuant to Item 14(a)(2). These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Partnership has maturing debt payments totaling approximately $64,544,000 due on April 1, 1999. The inability of the Partnership to meet these obligations raises substantial doubt about the Partnership's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of 1626 New York Associates Limited Partnership and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                    Certified Public Accountants


New York, N.Y.
March 8, 1999

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)

                                                                         DECEMBER 31,
                                                                ----------------------------

                                                                    1998            1997
                                                                -----------     ------------
ASSETS

Real estate:

     Land                                                       $    10,270     $    24,440
     Buildings and improvements, net of accumulated
        depreciation of $51,925 and $141,658,
        in 1998 and 1997, respectively                               38,490         114,383
                                                                ------------    ------------

                                                                     48,760         138,823

Other Assets:

     Cash and cash equivalents                                          291             221
     Restricted cash                                                  2,410           3,354
     Accounts receivable, net of reserves of $85 and $259,
         in 1998 and 1997, respectively                                 104             489
     Prepaid expenses and other assets                                1,825           8,617
     Deferred rent receivable                                         7,669          12,306
     Deferred costs, net                                              3,974           7,698
                                                                ------------    ------------

Total Assets                                                     $   65,033     $   171,508
                                                                ============    ============


                See notes to consolidated financial statements.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          CONSOLIDATED BALANCE SHEETS
                        (In Thousands, Except Unit Data)
                                  (Continued)


LIABILITIES AND PARTNERS' DEFICIT                                                          DECEMBER 31,
                                                                                 ------------------------------

                                                                                     1998             1997
                                                                                 ------------     ------------
Liabilities:

     Mortgage notes payable to affiliates                                        $     75,450     $    166,536
     Other mortgage notes payable                                                           -           61,867
     Accounts payable, notes and loans payable, and accrued
         interest to general partners and affiliates                                   35,114           24,739
     Accounts payable, accrued expenses, security
         deposits and other liabilities                                                 3,717           10,085
     Accrued interest on mortgage notes to affiliates                                  58,667           52,135
     Accrued interest on other mortgage notes                                               -               98
     Deferred purchase price obligation                                                     -            1,498
                                                                                 -------------    -------------

Total Liabilities                                                                     172,948          316,958
                                                                                 -------------    -------------

Commitments and Contingencies

Partners' Deficit:

     Limited Partners' Deficit - Units of Investor
         Limited Partnership Interest
         $250,000 stated value per unit;
         authorized, issued and outstanding
         -1,340 as of December 31, 1998
         and 1997                                                                    (111,791)        (149,968)
     Less: investor notes                                                                 (68)             (68)
                                                                                 -------------    -------------

                                                                                     (111,859)        (150,036)

     General Partners' Equity                                                           3,944            4,586
                                                                                 -------------    -------------

         Total Partners' Deficit                                                     (107,915)        (145,450)
                                                                                 -------------    -------------

Total Liabilities and Partners' Deficit                                           $    65,033     $    171,508
                                                                                 =============    =============


                See notes to consolidated financial statements.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (In Thousands, Except Unit Data)

                                                                               YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------------------

                                                                       1998            1997               1996
                                                                  -------------    ------------      -------------
Revenues:
     Rent and escalation income                                   $      31,435     $    42,330      $     43,287
     Interest and other income                                              421             972               577
     Gain on sale of property                                            17,046               -                 -
                                                                  --------------    --------------   ---------------

         Total revenues                                                  48,902          43,302            43,864
                                                                  --------------    --------------   ---------------

Expenses (including $21,837, $25,049 and $21,961 paid or accrued to the general partners and affiliates in 1998, 1997 and 1996) (see Notes 3 and 7):

     Interest                                                            23,208          28,807            26,592
     Depreciation and amortization                                        8,603          12,835            11,250
     Real estate and other taxes                                          6,443           9,502             9,626
     Utilities                                                            2,797           4,590             4,889
     Cleaning and security                                                2,731           4,080             3,804
     Asset and property management fees                                     428             549             1,460
     Repairs and maintenance                                                731           1,314             1,563
     Payroll                                                              1,085           1,350             1,198
     General and administrative                                             897           1,194             1,219
     Professional fees                                                      459             544             1,049
     Provision for doubtful accounts                                        141             205               342
                                                                  --------------    --------------   ---------------

         Total expenses                                                  47,523          64,970            62,992
                                                                  --------------    --------------   ---------------

Income (loss) before extraordinary gain                                   1,379         (21,668)          (19,128)

     Extraordinary gain                                                  36,156               -           14,419
                                                                  --------------    --------------   ---------------

Net income (loss)                                                 $      37,535     $   (21,668)     $    (4,709)
                                                                  ==============    ==============   ===============


Net (loss) income allocated to general partners                   $        (642)    $      (848)     $     2,982
                                                                  ==============    ==============   ===============

Net income (loss) before extraordinary item allocated to
   investor limited partners                                      $       2,021     $   (20,820)     $   (18,393)

Extraordinary gain allocated to investor limited partners                36,156               -            10,702
                                                                  --------------    --------------   ---------------

Net income (loss) allocated to investor limited partners          $      38,177     $   (20,820)     $     (7,691)
                                                                  ==============    ==============   ===============

Net income (loss) per unit of investor limited partnership
     interest before extraordinary gain                           $       1,508.21  $   (15,537.31)  $   (13,726.12)

Extraordinary gain per unit of investor limited
   partnership interest                                                  26,982.09            -             7,986.57
                                                                  --------------    --------------   ---------------

Net income (loss) per unit of investor limited
   partnership interest                                           $      28,490.30  $   (15,537.31)  $     (5,739.55)
                                                                  ==============    ==============   ================


                See notes to consolidated financial statements.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

            CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICIT
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                        (In Thousands, Except Unit Data)


                                                 Units of
                                                 Investor             Investor                General
                                                 Limited               Limited               Partners'                Total
                                               Partnership            Partners'              (Deficit)              Partners'
                                                 Interest             (Deficit)                Equity               (Deficit)
                                             -----------------  ----------------------  ---------------------  ---------------------

Balance - December 31, 1995                         1,340             $  (121,525)         $  (34,710)            $   (156,235)

    Capital Contributions                               -                       -              37,162                   37,162

    Net (Loss) Income                                   -                  (7,691)              2,982                   (4,709)
                                                 ---------            ------------         -----------            -------------

Balance - December 31, 1996                         1,340                (129,216)              5,434                 (123,782)

    Net Loss                                            -                 (20,820)               (848)                 (21,668)
                                                 ---------            ------------         -----------            -------------

Balance - December 31, 1997                         1,340                (150,036)              4,586                 (145,450)

    Net Income (Loss)                                   -                  38,177                (642)                  37,535
                                                 ---------            ------------         -----------            -------------

Balance - December 31, 1998                         1,340             $  (111,859)         $    3,944             $   (107,915)
                                                 =========            ============         ===========            =============


                See notes to consolidated financial statements.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                                             YEARS ENDED DECEMBER 31,
                                                                                   --------------------------------------------

                                                                                        1998            1997            1996
                                                                                   ------------    -------------    -----------
Cash Flows from Operating Activities:

Net income (loss)                                                                  $     37,535     $   (21,668)    $   (4,709)
Adjustments to reconcile net income (loss) to net cash
 used in operating activities:
     Depreciation                                                                         7,503          11,041          9,969
     Amortization                                                                         1,571           2,884          2,117
     Interest expenses to related party                                                       -               -            694
     Deferred fees to related party                                                           -               -            267
     Change in deferred rent receivable                                                  (3,341)         (3,882)          (484)
     Gain on sale of property                                                           (17,046)              -              -
     Gain on transfer of properties                                                     (36,156)              -        (14,419)
     Provision for doubtful accounts                                                        137            (489)           337

Changes in operating assets and liabilities:

     Decrease in accounts receivable, prepaid
        expenses and other assets                                                         4,339           1,407              8
     (Decrease) increase in accounts payable, accrued expenses,
        security deposits and other liabilities                                          (4,363)          1,259          1,359
                                                                                   -------------    ------------    -----------

         Net cash used in operating activities                                           (9,821)         (9,448)        (4,861)
                                                                                   -------------    ------------    -----------

Cash Flows from Investing Activities:

     Net proceeds from sale of property                                                  50,389               -              -
     Additions to buildings and improvements                                            (10,349)        (14,546)        (7,549)
     Increase in deferred leasing costs                                                  (2,184)         (4,810)          (863)
                                                                                   -------------    ------------    -----------

         Net cash provided by (used in) investing activities                             37,856         (19,356)        (8,412)
                                                                                   -------------    ------------    -----------

Cash Flows from Financing Activities:

     Proceeds from other mortgage notes payable                                               -          24,000              -
     Repayment of other mortgage notes payable                                                -         (19,091)             -
     Payment of accrued interest on mortgage notes to affiliates                         (5,252)              -              -
     Increase in accrued mortgage interest                                               11,002          13,165         11,138
     Principal payments on mortgage notes to affiliates                                  (7,270)         (1,421)        (1,829)
     Increase  in accounts payable, notes and loans
        payable and accrued interest to general partners and affiliates                  10,375          11,697          3,694
     Principal payments on other mortgage notes                                         (37,867)            (80)          (101)
     Decrease in restricted cash                                                          1,655           1,574            229
     Payment of deferred financing costs                                                   (399)           (944)             -
     Deferred purchase price obligation payment                                            (209)              -              -
                                                                                   -------------    ------------    -----------

         Net cash (used in) provided by financing activities                            (27,965)         28,900         13,131
                                                                                   -------------    ------------    -----------

         Net increase (decrease) in cash and cash equivalents                                70              96           (142)

Cash and cash equivalents, beginning of year                                                221             125            267
                                                                                   -------------    ------------    -----------

Cash and cash equivalents, end of year                                             $        291     $       221     $      125
                                                                                   =============    ============    ===========

Supplemental Disclosure of  Cash Flow Information:

     Cash paid for interest                                                        $     12,416     $    13,377     $   13,120
                                                                                   =============    ============    ===========

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
     Transfer of properties in 1998 - See Notes 3 and 4
     Sale of property in 1998 - See Note 5
     Transfer of debt in 1997 - See Note 4
     Deed in lieu of foreclosure in 1996 - See Note 6
     Related party debt forgiveness and modification in 1996 - See Notes 2 and 7

                See notes to consolidated financial statements.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


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

                As of December 31, 1998, the Operating Partnership owns one commercial rental property located in New York City (the "Property").

                The Operating Partnership financed the purchase of the Properties through a private offering by the Investor Partnership of 1,344 units of Limited Partnership Interest (1340 units outstanding at December 31, 1998 and 1997) at $250,000 per Unit (the "Unit") for an approximate 94% interest in operating profits and losses of the Investor Partnership.

NOTE 2       -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                Basis of Presentation - Going Concern

                The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Partnerships have maturing mortgage debt, totaling approximately $64,544,000 which was due in February 1999, but was extended to April 1, 1999, (see Notes 3 and 7). Based on the current value of the remaining Property, it is highly unlikely the Partnerships will be able to meet their remaining obligation. Accordingly, it appears there is a substantial likelihood that the remaining Property, if not sold, will be lost through foreclosure in 1999. In the event that the Property is sold, all proceeds would be used to satisfy any related outstanding indebtedness. This raises substantial doubt about the Partnerships' ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                Consolidation

                The accompanying consolidated financial statements of the Investor Partnership have been prepared on a consolidated basis with those of the Operating Partnership and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

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

                Depreciation

                The Operating Partnership provides for depreciation of its depreciable assets using the straight-line method over their estimated useful lives of 14 to 39 years for building and improvements and five to eight years for furnishings. Tenant improvements are depreciated by the straight-line method over the life of the respective tenant's lease.

                Deferred Rent Receivable

                The Operating Partnership leases space to tenants under various lease terms. For leases containing fixed rental increases during their term, rents are recognized on a straight-line basis over the term of the leases. For all other leases, rents are recognized over the term of the leases as earned.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 2       -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                Deferred Costs

                Financing costs and leasing costs are capitalized and amortized using the straight-line method over the term of the related agreements. Financing costs are amortized as interest expense.

                Deferred costs at December 31, are as follows (in thousands):

                 Category                              1998            1997
                 ---------                        ------------     -----------

                 Financing costs                  $     2,493      $    5,310
                 Leasing costs                         12,004          26,137
                                                  ------------     -----------

                                                       14,497          31,447

                 Less: accumulated amortization       (10,523)         (23,749)
                                                  ------------      -----------

                                                  $     3,974     $      7,698
                                                   ===========     ===========

                Income Taxes

                Taxable income or loss of the Partnership is reported in the income tax returns of its partners. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership.

                Advertising

                The Operating Partnership expenses the cost of advertising as incurred. Advertising expenses of $61,000, $134,000 and $300,000 were incurred for 1998, 1997 and 1996, respectively, and are included in general and administrative expenses.

                Restricted Cash

                Restricted cash consists primarily of amounts restricted pursuant to debt agreements and tenant security deposits.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 2       -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


                Disclosures About the Fair Value of Financial Instruments

                Financial instruments held by the Partnership as of December 31, 1998 and 1997, consisted primarily of cash and cash equivalents, short-term trade receivables and payables, for which the carrying amounts approximate fair values due to the short-term maturity of these instruments, and mortgage notes payable. Due to the reduced value of the Partnership's real estate property, which is the security for these mortgages and the uncertainty of obtaining replacement financing, it is not practicable to estimate the fair value of such debt.

                Segment Reporting

                In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which is effective for years beginning after December 15, 1997. SFAS 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The Partnership has one reportable segment, commercial real estate. The Partnership evaluates performances based on net operating income, which is income before depreciation, amortization, interest and non-operating items.

                Reclassifications

                Certain amounts from 1997 and 1996, have been reclassified to conform to the 1998 presentation.

                Partnership Allocations

                The net operating profits and losses and distributions of cash flow, as defined in the Partnership agreement of the Investor Partnership, with the exception of the depreciation deductions, which are allocated solely to the limited partners of the Investor Partnership ("Investor Limited Partners"), are, in general, allocated as follows:

                   Partner                                                                             Percentage
                   -------                                                                             ----------

                   Investor Limited Partners                                                               94.000%
                   Winthrop Interim Partners I, A Limited Partnership ("WIPI")                              5.200%
                   Linnaeus Lexington Associates Limited Partnership ("Linnaeus Lexington")                  .752%
                   Two Winthrop Properties, Inc. ("Two Winthrop" or the "Managing General Partner")          .048%

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 2       -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

                Partnership Allocations (Continued)

                WIPI, Linnaeus Lexington and Two Winthrop are collectively referred to as the "General Partners."

                Any gains (losses) resulting from sales, dispositions or refinancings of any of the properties are to be allocated first to the Partners having negative (positive) capital account balances, in proportion to and to the extent of such negative (positive) balances, and thereafter, according to the various provisions of the Partnership agreement. Due to this provision, the gain on sale of the Partnership's 1372 Broadway property and the gains arising from the disposition of the Partnership's 535 Fifth Avenue, 545 Fifth Avenue, 509 Fifth Avenue and 300 Park Avenue South properties (see Notes 3 and 4) were allocated entirely to the Investor Limited Partners in 1998. Additionally, due to this provision, the gain in 1996 of $14,419,000 arising from the foreclosure of the Partnership's 227 East 45th Street property was allocated $3,717,000 to the General Partners and $10,702,000 to the Investor Limited Partners. No cash distributions to the Partners have been made.

NOTE 3   -   MORTGAGE NOTES PAYABLE TO AFFILIATES AND EXTRAORDINARY GAIN

                On February 28, 1996, the Fuji Bank, Ltd. Loan ("Fuji Loan" or "Fuji") with an outstanding loan balance of $207,000,000 (exclusive of $27,300,000 of accrued and unpaid interest, calculated using the effective interest method) and secured by the Partnerships' 757 Third Avenue, 535 Fifth Avenue, 545 Fifth Avenue and 1372 Broadway properties ("Fuji Properties") was sold to an affiliate of the General Partners. In connection with the sale of the Fuji Loan, additional debt due to the General Partners and their affiliates was modified (see Note 7).

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

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 3   -   MORTGAGE NOTES PAYABLE TO AFFILIATES AND EXTRAORDINARY GAIN
                (Continued)

                restructuring of the Fuji Loan, each of the Fuji Properties was conveyed by the Operating Partnership to newly-created limited liability companies which are wholly-owned, indirectly, by the Operating Partnership and its partners.

                The Modified Loan was comprised of several component non-recourse loans, all held by Zeus and its affiliates. In August 1997, the senior portion of the Modified Loan, that was allocated to 1372 Broadway, was sold by Zeus to the ultimate purchaser of the property, thus eliminating the property from the cross-collateralization provision of the Modified Loan (see
                Note 5). The remaining senior component of the Modified Loan consisted of secured notes in the aggregate principal amount of $56,816,000 and $64,086,000 at October 22, 1998 and December 31,
                1997, respectively (the "Secured A Notes"). These notes, which had an annual interest rate of 295 basis points over 30-day LIBOR (8.59% and 8.80% at October 22, 1998 and December 31, 1997, respectively), were scheduled to mature on February 28, 1998, but were extended to October 22, 1998. The junior component consisted of secured notes in the aggregate principal amount of $102,450,000 at October 22, 1998 and December 31, 1997, respectively (the "Secured B Notes"). These notes had a fixed annual interest rate of 14% through February 28, 1999 and then 16.75% thereafter, and were scheduled to mature on February 28, 2016. A mandatory prepayment of $25 million against the Secured B Notes was scheduled to be made on March 15, 1998, but was extended to October 22, 1998. In connection with the extension of the Modified Loan during 1998, the Partnership has paid $399,000 in financing fees.

                On October 22, 1998, in order to settle the default on the mortgage debt encumbering the properties located at 535 Fifth Avenue, 545 Fifth Avenue and 757 Third Avenue, the Partnerships entered into a settlement agreement with Zeus and affiliates pursuant to which the Partnerships 535 Fifth Avenue and 545 Fifth Avenue properties (including all related assets and liabilities) were conveyed to the lender in satisfaction of the mortgage debt encumbering these properties. Simultaneously, the Partnerships conveyed title, subject to the existing mortgages, in their 509 Fifth Avenue and 300 Park Avenue South properties (including all related assets and liabilities) to Zeus. The aggregate related principal indebtedness allocated to the transferred properties was $76,219,000. For financial statement purposes, the property dispositions resulted in an extraordinary gain on extinguishment of debt of $36,156,000. The Partnership's 535 Fifth Avenue and 545 Fifth Avenue properties had previously been written down to their fair value.

                In addition, the debt securing the Partnerships remaining property, 757 Third Avenue, was restructured into two non-recourse loans. The first component in the amount of $27,193,000, bears interest at 295 basis points over 30-day LIBOR (8.07% at December 31, 1998), and was scheduled to mature on February 1, 1999, but has been extended to April 1, 1999. The second component in

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


NOTE 3   -   MORTGAGE NOTES PAYABLE TO AFFILIATES AND EXTRAORDINARY GAIN
                (Continued)

                the amount of $48,257,000, bears interest at 9% and matures on February 28, 2016. A mandatory prepayment of $7,500,000 against the second component was due on February 1, 1999, but has been extended to April 1, 1999.

                The following is a summary of the scheduled principal maturities, by year, under the debt securing the Partnership's remaining property (in thousands):

                           Year                         Amount
                         -----------                 -------------

                         1999                        $   34,693
                         2000                                 -
                         2001                                 -
                         2002                                 -
                         2003                                 -
                         Thereafter                      40,757
                                                     -----------

                                                     $   75,450
                                                     ===========

                A third component of the Modified Loan is an unsecured note (the "Unsecured Note") representing the additional financing expected to be drawn upon by the Operating Partnership to fund capital improvements and tenant lease-up costs with respect to the Fuji Properties. However, any borrowings under this credit line are subject to the lender's discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. The outstanding balance against the Unsecured Note was $19,851,000 and $12,761,000 as of December 31, 1998 and 1997, respectively, and is included in accounts payable, notes and loans payable and accrued interest to general partners and affiliates. The Unsecured Note bears interest at a fixed annual rate of 14% through February 28, 1999 and then 16.75% thereafter and was scheduled to mature on February 28, 1998, but was extended to April 1, 1999.

                Interest expense incurred for the years ended December 31, 1998, 1997 and 1996, relating to the Modified Loan was $19,519,000, $23,504,000 and $19,659,000, respectively.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


NOTE 4       -  MORTGAGE NOTES PAYABLE

                Dime Mortgage Loans

                The Dime Savings Bank loans (the "Dime Loan(s)") were secured by the Partnerships' 300 Park Avenue South and 509 Fifth Avenue properties. In 1992, the maturity date and payment terms with respect to the mortgage encumbering 300 Park Avenue South were modified. Due to the extension of the maturity date and the deferral of principal and certain interest payments, this restructuring constituted a troubled debt restructuring, as defined in SFAS No. 15, Accounting by Debtors and Creditors for Troubled Debt Restructurings. In accordance with SFAS 15, interest expense was computed using the effective interest method. The resulting effective interest rate was 6.15% per annum through August 25, 1997.

                On August 25, 1997, the Dime Loans were refinanced with Solomon Brothers Realty Corp. ("SBRC"). The existing Dime loans, aggregating $19,091,000 (plus $824,000 of accrued and unpaid interest) were refinanced with a new loan aggregating $24,000,000 (allocated $16,800,000 to 300 Park Avenue South and $7,200,000 to 509 Fifth Avenue). The SBRC loan had an annual interest rate of 265 basis points over 30-day LIBOR (7.99% at October 22, 1998), and was to mature in two years. No scheduled principal payments were required until maturity. In connection with the refinancing, the Operating Partnership's 300 Park Avenue South and 509 Fifth Avenue properties were conveyed by the Operating Partnership to newly created limited liability companies which were wholly-owned, indirectly, by the Operating Partnership and its partners. The Partnership incurred approximately $944,000 in financing costs in connection with the refinancing in 1997.

                On October 22, 1998, in conjunction with conveyance of the Partnership's 535 Fifth Avenue and 545 Fifth Avenue properties in satisfaction of the mortgage debt encumbering those properties, the Partnership conveyed title, subject to the existing mortgages, in their 509 Fifth Avenue and 300 Park Avenue South properties to Zeus.

                Transfer of Debt

                In August 1997, a portion of the Modified Loan, that was allocated to the 1372 Broadway property, was sold by the related party to the ultimate purchaser of the property, thus eliminating the property from the cross-collateralization provision of the related party loan (see Note 3).

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 4       -  MORTGAGE NOTES PAYABLE (continued)

                The principal balance in other mortgage notes payable as of December 31, 1998 and 1997, is as follows (in thousands):

                      Property                  1998                  1997
                ---------------------    -----------------     -----------------

                300 Park Avenue South        $       -           $   16,800
                509 Fifth Avenue                     -                7,200
                1372 Broadway                        -               37,867
                                             -----------         ------------
                                             $       -           $   61,867
                                             ===========         ============

                On January 13, 1998, the Partnership sold its 1372 Broadway property (see Note 5).

NOTE 5       -  SALE OF PROPERTY

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

NOTE 6       -  DEED IN LIEU OF FORECLOSURE

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

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 7       -  CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES

                The General Partners of the Investor Partnership are Linnaeus Lexington, Two Winthrop and WIPI. Two Winthrop, the Managing General Partner of the Investor Partnership, is wholly owned by First Winthrop Corporation ("First Winthrop") which in turn is controlled by Winthrop Financial Associates ("WFA"). The General Partners, who are all affiliates of WFA, own the remaining 6% interest in the profits and losses of the Investor Partnership. Additionally, WFA, First Winthrop and its subsidiary, WFC Realty Co., Inc. ("WFC Realty"), collectively own a 1% interest in the profits and losses of the Operating Partnership.

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

                As part of the sale of the Fuji Loan, the Partnership agreed to retain unaffiliated management and leasing agents for all of its properties. In connection with the extension of the maturity date of the Modified Loan during 1998, the Partnership agreed to retain an entity affiliated with Zeus as its new managing agent for all properties, effective April 1, 1998.

                The following table sets forth the amount of fees, commissions and other costs which the Partnerships paid or accrued to the General Partners, Zeus and their affiliates for the years ended December 31, 1998, 1997 and 1996 (in thousands):

                 Type of Compensation                               1998       1997       1996
                                                                 ---------   --------   ---------

                 Property Management Fees                        $    380    $      -    $    329
                                                                                    -
                 Leasing Commissions
                   (capitalized as deferred costs)                      -           -          63

                 Construction Supervision Fee
                   (capitalized to the costs of Buildings
                     and Improvements)                                  -           -          72

                 Reimbursement for accounting and
                   administrative services                             18          24
                                                                                                -
                 Financing fees                                       399           -           -

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 7       -  CONFLICTS OF INTEREST AND TRANSACTIONS WITH RELATED PARTIES
                (Continued)

                In connection with the sale of the Fuji Loan in 1996, WFA and certain of its affiliates entered into an agreement with the Investor Partnership, the Operating Partnership and an affiliate of Zeus with regard to amounts owed to WFA and its affiliates by the Partnerships (the "Winthrop Debt Agreement"). Prior to this agreement, WFA and its affiliates were owed, in the aggregate, $47,162,000 by the Partnerships. This amount is comprised of cash advances made by WFA to the Operating Partnership, as well as unpaid deferred fees related to the on-site management of the properties, asset management and syndication. This amount also includes accrued interest on these outstanding balances.

                Under the Winthrop Debt Agreement, WFA and its affiliates contributed $37,162,000 of the $47,162,000 to the capital of the Operating Partnership in 1996. The remaining $10,000,000 receivable has been evidenced by a promissory note issued by the Operating Partnership (the "Receivables Note") and was payable from the excess cash flow, as defined, from 509 Fifth Avenue and 300 Park Avenue South. WFA then sold the Receivables Note to an affiliate of Zeus for a payment of $6 million in cash. The Receivables Note has an annual base interest rate of 6% and an additional annual contingent interest rate of 9%. Interest, to the extent that it cannot be paid currently, accrues until maturity. The Note was scheduled to mature on the earlier of August 31, 1999 or such time that the SBRC loan became due (Notes 3 and 4). In connection with the transfers of properties, described in Note 3, the Receivables Note is now secured by a pledge of the Partnerships' interest in their 757 Third Avenue property. Interest expense incurred during 1998, 1997 and 1996, relating to the Receivables Note, was $1,521,000, $1,521,000 and $1,279,000, respectively.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 8       -  COMMITMENTS AND CONTINGENCIES

                (a) The Operating Partnership leases the property to tenants under a variety of terms, including escalation provisions, renewal options and obligations of the tenants to reimburse operating expenses.

                The aggregate future minimum fixed lease payments receivable under non-cancelable leases, for the Partnerships' remaining property at December 31, 1998 is as follows (in thousands):

                                  Year                        Amount
                              -----------                 -------------

                              1999                        $     12,491
                              2000                              12,013
                              2001                              11,498
                              2002                              10,993
                              2003                               8,813
                              Thereafter                        59,067
                                                          -------------

                                                          $    114,875
                                                          =============

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

                      At the acquisition date, the Operating Partnership recorded a liability to the seller of $25,296,000, representing the Operating Partnership's estimate of the amount due based on the original purchase price of the Properties. The total liability has been reduced to zero, as of December 31, 1998, due to sales and transfers of various properties and management's estimate of fair market value. In connection with the sale of 1372 Broadway in January 1998, the Partnership paid $209,000 against its deferred purchase price obligation. No payments were required as a result of the transfer of properties in 1998 and 1996.

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

NOTE 9       -  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

                The differences between the accrual method of accounting for income tax reporting and the accrual method of accounting used in the consolidated financial statements are as follows (in thousands):

                                                                            1998            1997             1996
                                                                        ------------    ------------     ----------

                 Net income (loss) - financial statements               $     37,535    $    (21,668)    $   (4,709)

                 Differences resulted from:

                    Depreciation                                             (1,813)          (1,961)        (2,785)
                    Rent concessions                                         (4,344)          (5,276)        (2,003)
                    Rental revenues                                              262            2,710          2,000
                    Amortization                                                   -            (738)          (603)
                    Mortgage recording taxes                                       -              151            352
                    Bad debt expense                                           (173)            (484)            334
                    Interest expense                                           5,718            8,995          7,194
                    Gain on disposal                                          18,287                -          1,107
                    Other timing differences                                   (374)              215          1,021
                                                                        -------------   --------------   ------------

                 Net income (loss) - income tax method                  $     55,098    $    (18,056)    $     1,908
                                                                        =============   ==============   ============

                The Partnership's taxable income (loss) per unit of limited partnership interest for 1998, 1997 and 1996 was $32,929, $(13,256) and $678, respectively.

                                                                   Schedule III

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                    Real Estate and Accumulated Depreciation
                               December 31, 1998
                                 (In Thousands)





                                        January 1984 Acquisition Costs
                                              Real Estate Assets                         Mortgage
                                      ------------------------------------               Discount
                     Encumbrances                           Buildings                   Allocation
                      (excluding                               and          ----------------------------------
     Description   accrued interest)       Land           Improvements           Land          Bldgs & Imp.          Total
-----------------  -----------------  ----------------  ------------------  ----------------  ----------------  --------------
757 Third Avenue   $         75,450   $        11,934   $          66,872   $          (125)  $          (397)  $      78,284
                   =================  ================  ==================  ================  ================  ==============

                     Costs Capitalized /                                                                                 Life
                          (Deducted)                     Gross Balances @ 12/31/98 (1)                                 on which
                  Subsequent to Acquisition  ---------------------------------------------------                      Depreciation
                  -------------------------                          Impairments                                      is computed
                               Buildings                Buildings      to Land                                  Date  in latest
                                  and                     and            &                      Accumulated      of  statements of
     Description     Land    Improvements     Land    Improvements     Building   Total (2) Depreciation (3) Constr. operations
----------------- ---------  ------------  ---------- ------------  ------------- --------- ---------------  ------- ------------
                  $    130    $ 33,395      $ 11,939    $   99,870   $  (11,124)  $100,685     $     51,925    1963   5 - 39 Years
757 Third Avenue    ======    ========      ========    ==========   ==========   ========     ============

                            See accompanying notes.

                                                                    SCHEDULE III

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                    REAL ESTATE AND ACCUMULATED DEPRECIATION
                               December 31, 1998
                                 (In Thousands)

NOTES:

(1) The aggregate cost for federal income tax purposes is $112,777.


(2) Balance, January 1, 1996                                        $   274,757
    Improvements capitalized subsequent to acquisition                    7,549
    Cost of rental property disposed of                                 (18,348)
    Impairment of value of rental property disposed of                    1,977
                                                                    ------------

    Balance, December 31, 1996                                          265,935
    Improvements capitalized subsequent to acquisition                   14,546
                                                                    ------------

    Balance, December 31, 1997                                          280,481
    Improvements capitalized subsequent to acquisition                   10,349
    Cost of rental property disposed of                                (190,145)
                                                                    ------------

    Balance, December 31, 1998                                      $   100,685
                                                                    ============


(3) Balance, January 1, 1996                                        $   129,020
    Additions charged to expense                                          9,969
    Accumulated depreciation of rental property disposed of              (8,372)
                                                                    ------------

    Balance, December 31, 1996                                          130,617
    Additions charged to expense                                         11,041
                                                                    ------------

    Balance, December 31, 1997                                          141,658
    Additions charged to expense                                          7,503
    Accumulated depreciation of rental property disposed of             (97,236)
                                                                    ------------

    Balance, December 31, 1998                                      $    51,925
                                                                    ============

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

                                    PART III

Item 10. Directors and Executive Officers of Registrant.

         The Partnership has no officers or directors. Two Winthrop manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1999, the names of the directors and executive officers of Two Winthrop and the position held by each of them, are as follows:

                                                                   Has Served as
                       Position Held with the                      a Director or
Name                   Managing General Partner                    Officer Since
----                   ------------------------                    -------------

Michael L. Ashner      Chief Executive Officer and Director        1-96

Thomas C. Staples      Chief Financial Officer                     1-99

Peter Braverman        Executive Vice President and Director       1-96

Patrick J. Foye        Vice President - Residential and Director   10-98

Carolyn Tiffany        Chief Operating Officer and Clerk           10-95

         Michael L. Ashner, age 46, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") and the Managing General Partner since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

         Thomas C. Staples, age 43, has been the Chief Financial Officer of WFA since January 1, 1999. From March 1996 through December 1998, Mr. Staples was Vice President/Corporate Controller of WFA. From May 1994 through February 1996, Mr. Staples was the Controller of the Residential Division of Winthrop Management.

         Peter Braverman, age 47, has been a Vice President of WFA and the Managing General Partner since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr. Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and

Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

         Patrick J. Foye, age 41, has been Vice President-Residential and Director of the Managing General Partner since October 1, 1998. Mr. Foye has served as Executive Vice President of Apartment Investment and Management Company ("AIMCO") since May 1998. Prior to joining AIMCO, Mr. Foye was a partner in the law firm of Skadden, Arps, Slate, Meagher & Flom LLP from 1989 to 1998 and was Managing Partner of the firm's Brussels, Budapest and Moscow offices from 1992 through 1994. Mr. Foye is also Deputy Chairman of the Long Island Power Authority and serves as a member of the New York State Privatization Council. He received a B.A. from Fordham College and a J.D. from Fordham University Law School.

         Carolyn Tiffany, age 32, has been employed with WFA since January 1993. From 1993 to September 1995, Ms. Tiffany was a Senior Analyst and Associate in WFA's accounting and asset management departments. Ms. Tiffany was a Vice President in the asset management and investor relations departments of WFA from October 1995 to December 1997, at which time she became the Chief Operating Officer of WFA.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Southeastern Income Properties Limited Partnership; and Southeastern Income Properties II Limited Partnership.

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

Item 12. Security Ownership of Certain Beneficial Owners and
                  Management.

         (a)      Security Ownership of Certain Beneficial Owners.

                  Two Winthrop, WIPI and Linnaeus-Lexington own all the outstanding general partnership interests in the Partnership. No other person or group is known by the Partnership to be the beneficial owner of more than 5% of the outstanding partnership interests as of December 31, 1998.

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

         The following table sets forth the amounts of fees, commissions and cash distributions which the Partnership and the Operating Partnership accrued for the account of the General Partners and their affiliates for the years ended December 31, 1998, 1997 andS 1996. As described above, these fees have either been contributed to the Partnership or are evidenced by the Receivables Note.

           Type of Compensation                          1998          1997         1996
           --------------------                          ----          ----         ----
           Property Management Fees                    $380,000           --      $329,000
           Leasing Commissions                               --           --      $ 63,000
           Cleaning Fees                                     --           --            --
           Construction Supervision Fee                      --           --      $ 72,000
           Financing Fee                               $399,000           --            --
           Reimbursement for Accounting and
           Administrative Services                      $18,000      $24,000            --

        The Operating Partnership accrues on any unpaid fees or advances due to First Winthrop and its affiliates at an interest rate of prime plus .75%. The total interest incurred during 1996 was $694,000. All unpaid fees, advances and accrued and unpaid interest were included in the Winthrop Debt Agreement.

         For the years ended December 31, 1996, 1997 and 1998, the Partnership allocated $10,478, $(2,445) and $61,000, respectively, of taxable income (losses) to Two Winthrop in accordance with its interest in the Partnership. For the years ended December 31, 1996, 1997, and 1998 the Partnership allocated $232,300, $(38,323) and $1,235,000, respectively, of taxable income (losses) to Linnaeus-Lexington in accordance with its interest in the Partnership. For the years ended December 31, 1996, 1997 and 1998, the Partnership allocated $1,887,389, $(265,000) and $9,710,000 respectively, of taxable income (losses) to WIPI in accordance with its interest in the Partnership.

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

         (b) Reports on Form 8-K - On November 4, 1998, the Registrant filed a Form 8-K to disclose the disposition of assets.

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

                                     1626 NEW YORK ASSOCIATES LIMITED

                                     PARTNERSHIP

                                     By:   TWO WINTHROP PROPERTIES, INC.
                                              Managing General Partner

                                            By: /s/   Michael L. Ashner
                                               ---------------------------------
                                                      Michael Ashner
                                                      Chief Executive Officer

                                         Date:  March 29, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name            Title                               Date
--------------            -----                               ----

/s/ Michael Ashner        Chief Executive Officer             March 29, 1999
---------------------     and Director
Michael Ashner

/s/ Thomas Staples        Chief Financial Officer             March 29, 1999
---------------------
Thomas Staples

/s/ Peter Braverman       Executive Vice President            March 29, 1999
---------------------     and Director
Peter Braverman

                                                   EXHIBITS INDEX

             Exhibit                                                                                     Page
3,4          Amended and Restated  Limited  Partnership  Agreement of 1626 New York Associates  Limited  (1)
             Partnership (the "Partnership")

3(a)         Amendment to Amended and Restated Limited Partnership Agreement dated August 23, 1995       (2)

10(a)        Third Amended and Restated Limited  Partnership  Agreement of Nineteen New York Properties  (3)
             Limited Partnership ("19 NY") dated as of September 20, 1990

10(b)        Commercial  Brokerage  Agreements  between 19 NY and First  Winthrop  Realty Co., Inc., as  (3)
             amended

10(c)        Commercial Management Agreements between 19 NY and Winthrop Management, as amended          (3)

10(d)        Agreements for building cleaning services between 19 NY and Venture Services, as amended    (3)

10(e)        Pledge and  Security  Agreement  by Winthrop  Interim  Partners  I, A Limited  Partnership  (1)
             ("WIPI") and Winthrop Financial Co., Inc. ("WFC") in favor of Chemical Bank

10(f)        Investor Note Loan Agreement dated September 17, 1984 between the Partnership and Chemical  (1)
             Bank as agent of The First National Bank of Boston, Citibank, N.A., Bank of Montreal,
             Bankers Trust Company and Manufacturers Hanover Trust Company

10(g)        Intercreditor  Agreement  dated  as of  September  17,  1984  by and  between  Continental  (1)
             Casualty  Company and Chemical Bank acting on behalf of itself and The First National Bank of Boston,  Bankers Trust  Company,  Citibank,  N.A.,  Bank of Montreal and  Manufacturers
             Hanover Trust Company

10(h)        Form of Investor Bond issued to the Investor Partnership by Continental Casualty Company    (1)

10(i)        Mortgage made by 19 NY Limited  Partnership  to The Fuji Bank ("Fuji")  relating to a $250  (3)
             million Mortgage Loan on 757 Third Avenue,  410 Park


             Avenue, 535 Fifth Avenue, 545 Fifth Avenue and 1372 Broadway, dated as of January 18,
             1990, and related Mortgage Note Consolidation, Modification and Restatement Agreement

10(j)        Fuji Loan Mortgage  Modification and Restatement  Agreement  between Fuji and 19 NY, dated  (3)
             as of  September  18,  1990,  and  related  Mortgage  Note  Modification  and  Restatement
             Agreement, dated September 18, 1990

10(k)        Second Amended and Restated  Mortgage  Note,  Second  Amended and Restated  Mortgage,  and  (3)
             Renovation   Agreement   between  Fuji  and  19  NY,   relating  to  The  Fuji  Bank  Loan
             Restructuring, dated as of September 30, 1992

10(l)        Restructuring  Agreement,  dated  February 28, 1996 among Fuji, 19 NY and 535 Fifth Avenue  (4)
             LLC, 545 Fifth Avenue LLC, 757 Third Avenue LLC and 1372 Broadway LLC  (collectively,  the
             "LLCs"),  Four New York  Properties  Holdings  LLC  ("Holdings")  and  Zeus  Property  LLC
             ("Zeus") and Westhill Equities LLC

10(m)        Debt  Modification  and  Purchase  Agreement  dated  February  28,  1996  among 19 NY, the  (4)
             Partnership,  Isaac  Asset  LLC,  WFC,  First  Winthrop  Corporation,  Winthrop  Financial
             Associates,  A Limited  Partnership,  Winthrop  Management,  The Cleaning Force, A Limited
             Partnership and First Winthrop
             Properties, Inc.

10(n)        Second Amended and Restated  Deposit,  Disbursement and Security  Agreement dated February  (4)
             28, 1996, between the LLCs and Fuji

10(o)        Splitter Note A1, dated as of February 28, 1996, between Fuji and the LLCs                  (4)

10(p)        Form of Splitter Note A2-A29, dated as of February 28, 1996, between Fuji and the LLCs      (4)

10(q)        Form of Splitter Note B1 and B2, dated as of February 28, 1996, between Fuji and the LLCs   (4)

10(r)        Unsecured Promissory Note, dated as February 28, 1996, between Zeus and the LLCs            (4)

10(s)        Unsecured Loan Agreement, dated February 28, 1996 between the LLCs and Zeus.                (4)

16.          Letter dated September 19, 1996 from Arthur Andersen LLP.                                   (5)


27.          Financial Date Schedule                                                                     47

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