Form 10-Q
period 1999-03-31
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1999-05-14
CIK 767411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q

(Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999

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

        Massachusetts                                 04-2808184
---------------------------------------  ---------------------------------------
    (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

Five Cambridge Center, Cambridge, MA                  02142-1493
---------------------------------------  ---------------------------------------
(Address of principal executive office)               (Zip Code)

Registrant's telephone number, including area code (617) 234-3000
                                                   -----------------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

                                     1 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-Q MARCH 31, 1999
                            ------------------------
                         PART 1 - FINANCIAL INFORMATION
                         ------------------------------

Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                            March 31,            December 31,
                                                                              1999                   1998
                                                                     ---------------------  ---------------------
ASSETS
------
Real estate:

     Land                                                             $          10,270      $          10,270
     Buildings and improvements, net of accumulated
        depreciation of $52,962 and $51,925 as of
        March 31, 1999 and December 31, 1998, respectively                       37,893                 38,490
                                                                     ---------------------  ---------------------
                                                                                 48,163                 48,760

Other Assets:

     Cash and cash equivalents                                                      219                    291
     Restricted cash                                                              3,795                  2,410
     Accounts receivable, net of reserves of $85
        as of March 31, 1999 and December 31, 1998                                  172                    104
     Prepaid expenses and other assets                                              997                  1,825
     Deferred rent receivable                                                     7,430                  7,669
     Deferred costs, net                                                          3,904                  3,974
                                                                     ---------------------  ---------------------
Total Assets                                                          $          64,680      $          65,033
                                                                     =====================  =====================


















                 See notes to consolidated financial statements.

                                     2 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-Q MARCH 31, 1999
                            ------------------------

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

(Continued)

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

                                                                            March 31,            December 31,
                                                                              1999                   1998
                                                                     ---------------------  -------------------

Liabilities:

     Mortgage notes payable to affiliates                             $          75,450      $          75,450
     Notes and loans payable and accrued interest
        to general partners and affiliates                                       36,962                 35,114
     Accounts payable, accrued expenses, security
        deposits and other liabilities                                            3,504                  3,717
     Accrued interest on mortgage notes to affiliates                            59,411                 58,667
                                                                     ---------------------  -------------------
Total Liabilities                                                               175,327                172,948
                                                                     ---------------------  -------------------

Commitments and Contingencies

Partners' Deficit:

     Limited Partners Deficit - Units of Investor
        Limited Partnership Interest
        $250,000 stated value per unit; authorized, issued
        and outstanding -1,340 as of March 31, 1999 and
        December 31, 1998                                                      (114,395)              (111,791)
     Less: investor notes                                                           (68)                   (68)
                                                                     ---------------------  -------------------
                                                                               (114,463)              (111,859)

     General Partners' Equity                                                     3,816                  3,944
                                                                     ---------------------  -------------------
        Total Partners' Deficit                                                (110,647)              (107,915)
                                                                     ---------------------  -------------------

Total Liabilities and Partners' Deficit                               $          64,680      $          65,033
                                                                     =====================  ===================






                 See notes to consolidated financial statements.

                                     3 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-Q MARCH 31, 1999
                            ------------------------

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                      For the Three Months Ended
                                                                      March 31,        March 31,
                                                                        1999             1998
                                                                      ------------- ------------
Revenues:
     Rent and escalation income                                       $      3,139  $    10,025
     Interest and other income                                                  61          109
     Gain on sale of property                                                    -       17,046
                                                                      ------------- ------------

         Total revenues                                                      3,200       27,180
                                                                      ------------- ------------
Expenses:

     Interest on obligations to affiliates                                   2,785        5,811
     Interest                                                                    -          552
     Depreciation and amortization                                           1,198        2,681
     Real estate and other taxes                                               812        1,750
     Utilities                                                                 309          703
     Cleaning and security                                                     344          859
     Asset and property management fees                                        118          107
     Repairs and maintenance                                                    80          255
     Payroll                                                                   167          257
     General and administrative                                                 37          227
     Professional fees                                                          82          116
     Provision for doubtful accounts                                             -           60
                                                                      ------------- ------------

         Total expenses                                                      5,932       13,378
                                                                      ------------- ------------

Net (loss) income                                                     $     (2,732) $    13,802
                                                                      ============= ============

Net loss allocated to general partners                                $       (128) $       (90)
                                                                      ============= ============

Net (loss) income allocated to investor limited partners              $     (2,604) $    13,892
                                                                      ============= ============

Net (loss) income per unit of investor limited
   partnership interest                                               $  (1,943.28) $ 10,367.16
                                                                      ============= ============




                 See notes to consolidated financial statements.

                                     4 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-Q MARCH 31, 1999
                            ------------------------

Consolidated Statement of Partners' Deficit (Unaudited)

(In Thousands, Except Unit Data)

                                               Units of
                                               Investor              Investor
                                               Limited                Limited               General                 Total
                                             Partnership             Partners'             Partners                Partners'
                                               Interest              (Deficit)              Equity                 Deficit
                                         ---------------------  --------------------  --------------------  --------------------

Balance - December 31, 1998                             1,340   $          (111,859)  $             3,944   $          (107,915)

    Net loss                                                -                (2,604)                 (128)               (2,732)
                                         ---------------------  --------------------  --------------------  --------------------
                                                                                   .
Balance - March 31, 1999                                1,340   $          (114,463)  $             3,816   $          (110,647)
                                         =====================  ====================  ====================  ====================





















                 See notes to consolidated financial statements.

                                     5 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-Q MARCH 31, 1999
                            ------------------------

Consolidated Statement of Cash Flows (Unaudited)

(In Thousands)                                                        For the Three Months Ended
                                                                      March 31,        March 31,
                                                                        1999             1998
                                                                      ---------        ---------
Cash Flows from Operating Activities:

Net (loss) income                                                     $  (2,732)       $  13,802
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
     Depreciation                                                         1,037            2,283
     Amortization                                                           185              398
     Change in deferred rent receivable                                     239           (1,064)
     Gain on sale of property                                                 -          (17,046)
     Provision for doubtful accounts                                          -               56

Changes in operating assets and liabilities:

     (Increase) decrease in accounts receivable, prepaid
        expenses and other assets                                           (96)           2,546
     Decrease in accounts payable, accrued expenses,
        security deposits and other liabilities                            (213)          (2,944)
                                                                      ---------        ---------
        Net cash used in operating activities                            (1,580)          (1,969)
                                                                      ---------        ---------
Cash Flows from Investing Activities:

     Net proceeds from sale of property                                       -           50,389
     Additions to buildings and improvements                               (440)`         (1,674)
     Increase in deferred leasing costs                                    (115)            (452)
                                                                      ---------        ---------
        Net cash (used in) provided by investing activities                (555)          48,263
                                                                      ---------        ---------
Cash Flows from Financing Activities:

     Payment of accrued interest on mortgage notes to affiliates              -           (5,252)
     Increase in accrued mortgage interest                                  744            3,746
     Principal payments on mortgage notes to Affiliates                       -           (7,270)
     Increase in notes payable and accrued interest to
        general partners and affiliates                                   1,848            5,150
     Principal payments on other mortgage notes                               -          (37,867)
     Increase in restricted cash                                           (529)          (4,511)
     Payment of deferred financing costs                                      -             (177)
     Deferred purchase price obligation payment                               -             (209)
                                                                      ---------        ---------
        Net cash provided by (used in) financing activities               2,063          (46,390)
                                                                      ---------        ---------
        Net decrease in cash and cash equivalents                           (72)             (96)

Cash and cash equivalents, beginning of period                              291              221
                                                                      ---------        ---------
Cash and cash equivalents, end of period                              $     219        $     125
                                                                      =========        =========
Supplemental Disclosure of  Cash Flow Information:
--------------------------------------------------

     Cash paid for interest                                           $     929        $  14,267
                                                                      =========        =========
Supplemental Disclosure of  Non-Cash Investing Activities:
----------------------------------------------------------

     Sale of Property in 1998.  See Note 4.

                 See notes to consolidated financial statements.

                                     6 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-Q MARCH 31, 1999
                            ------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

1.   General

     The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

     The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except as discussed in Note 4. Certain amounts have been reclassified to conform to the March 31, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

     1626 New York Associates Limited Partnership (the "Investor Partnership") was organized to acquire and own a 99% general partnership interest in and serve as a general partner of Nineteen New York Properties Limited Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnerships."

     As of March 31, 1999, the Operating Partnership owned one commercial rental property located in New York City (the "Property").

     The results of operations for the three months ended March 31, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.   Plan of Operation

     The Partnerships have maturing mortgage debt, totaling approximately $65,000,000 which was due in February 1999, but was extended to May 31, 1999. Based on the current value of the remaining Property, it is highly unlikely the Partnerships will be able to meet their 1999 obligations. Accordingly, it appears there is a substantial likelihood that the remaining Property, if not sold, will be lost through foreclosure in 1999. In the event that the Property is sold, all proceeds would be used to satisfy any related outstanding indebtedness. This raises substantial doubt about the Partnerships' ability to continue as a going concern.

3.   Debt Modification with Related Parties

     On October 22, 1998, the debt securing the Partnership's remaining property, 757 Third Avenue, was restructured into two non-recourse loans. The first component in the amount of $27,193,000, bears interest at 295 basis points over 30-day LIBOR (7.89 % at March 31, 1999), and was scheduled to mature on February 1, 1999, but has been extended to May 31, 1999. The second component in the amount of $48,257,000, bears interest at 9% and matures on February 28, 2016. A mandatory prepayment of $7,500,000 against the second component was due on February 1, 1999, but has been extended to May 31, 1999.

                                     7 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-Q MARCH 31, 1999
                            ------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

3.   Debt Modification with Related Parties (Continued)

     A third component of the Modified Loan is an unsecured note (the "Unsecured Note") representing the additional financing expected to be drawn upon by the Operating Partnership to fund capital improvements and tenant lease-up costs with respect to the remaining property. However, any borrowings under this credit line are subject to the lender's discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. The outstanding balance against the Unsecured Note was $20,611,000 as of March 31, 1999 and is included in notes payable and accrued interest to general partners and affiliates. The Unsecured Note bears interest at a fixed annual rate 14% through February 28, 1999 and then 16.75% thereafter and was scheduled to mature on February 28, 1998, but was extended to May 31, 1999.

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

5.   Transaction With Related Parties

     For the three months ended March 31, 1999, the Operating Partnership paid $118,000 in asset and property management fees to an affiliate of the General Partner.

                                     8 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-Q MARCH 31, 1999
                            ------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

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

        Liquidity and Capital Resources
        -------------------------------

        The Registrant serves as the general partner of Nineteen New York Properties Limited Partnership (the "Partnership"). As of May 1, 1999, the Partnership's remaining property (the "Property") is an office building located in New York City. The Registrant's sole source of revenue is from distributions from the Partnership and interest income on cash reserves. The Registrant is responsible for its operating expenses. The Partnership receives rental revenue from tenants and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

        As of March 31, 1999, the Partnership has maturing debt, totaling approximately $65,000,000, due on May 31, 1999. It is highly unlikely that the Partnership will be able to meet its remaining obligation. Accordingly, it appears there is a substantial likelihood that the remaining Property, if not sold, will be lost through foreclosure in 1999. In the event that the Property is sold, all proceeds would be used to satisfy any related outstanding indebtedness. This raises substantial doubt about the Registrant's ability to continue as a going concern.

        The debt securing the Partnership's remaining property, 757 Third Avenue, was restructured into two non-recourse loans. The first component in the amount of $27,193,000, bears interest at 295 basis points over 30-day LIBOR (7.89 % at March 31, 1999), and was scheduled to mature on February 1, 1999, but was extended to May 31, 1999. The second component in the amount of $48,257,000, bears interest at 9% and matures on February 28, 2016. A mandatory prepayment of $7,500,000 against the second component was due on February 1, 1999, but was extended to May 31, 1999.

        As a result of the anticipated disposition of the Registrant's remaining property in 1999, for tax purposes, the Registrant's partners will be allocated substantial gains in 1999 due to recapture of tax benefits received in prior years.

        The Registrant's original objective of capital appreciation will not be achieved and it is anticipated that the Registrant's partners will not receive any future distributions. Accordingly, the Registrant's partners will not receive a return of their original investment.

                                     9 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-Q-MARCH 31, 1999
                            ------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations (Continued)
        -------------------------

        Liquidity and Capital Resources (Continued)
        -------------------------------------------

        The Registrant and the Partnership had $219,000 of cash and cash equivalents and $3,795,000 of restricted cash at March 31, 1999, as compared to $291,000 and $2,410,000 respectively, at December 31, 1998. Restricted cash primarily includes amounts held in mortgage collateral accounts. The $72,000 decrease in cash and cash equivalents at March 31, 1999, as compared to December 31, 1998, was due to $1,580,000 of cash used in operating activities and $555,000 of cash used in investing activities, which were offset by $2,063,000 of cash provided by financing activities. Cash used in investing activities included $440,000 of improvements to real estate, the majority of which were tenant improvements, and $115,000 of cash expended on leasing activities. Cash used in financing activities included a $744,000 increase in accrued interest and an $1,848,000 increase in notes payable and accrued interest to general partners and affiliates. In addition, Registrant's restricted cash increased by $529,000, due to an increase in restricted cash operating accounts and borrowings against the Unsecured Note. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

        The Partnership's only other source of liquidity is an unsecured credit line provided by Zeus, that had an outstanding balance of $20,611,000 at March 31, 1999. This credit line has been used by the Partnership to fund capital improvements and tenant lease-up costs at the remaining properties. However, any borrowings under this credit line are subject to Zeus' discretion. It is anticipated that Zeus will continue to fund capital improvements and tenant lease-up costs at the remaining property.

        Real Estate Market
        ------------------

        The income and expenses of operating the Property owned by the Partnership are subject to factor's outside its control, such as the over-supply of similar properties, increases in unemployment, population shifts, or changes in patterns or needs of users. Expenses, such as local real estate taxes and miscellaneous expenses, are subject to change and cannot always be reflected in rental rate increases due to market conditions. In addition, there are risks inherent in owning and operating office buildings because such properties are labor intensive and are susceptible to the impact of economic and other conditions outside the control of the Registrant.

        Results of Operations
        ---------------------

        Three Months ended March 31, 1999 vs. March 31, 1998

        The Registrant generated a net loss of approximately $2.7 million for the three months ended March 31, 1999, as compared to net income of approximately $13.8 million for the three months ended March 31, 1998. The operations of the Registrant for the three months ended March 31, 1999, as compared to March 31, 1998, declined due to the gain on sale of the Registrant's 1372 Broadway property in January 1998. In October 1998, the Registrant transferred its 535 Fifth Avenue, 545 Fifth Avenue, 509 Fifth Avenue and 300 Park Avenue South properties to their lender.

                                    10 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-Q-MARCH 31, 1999
                            ------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations (Continued)
        -------------------------

        Results of Operations (Continued)
        ---------------------------------

        Rent and escalation income decreased to approximately $3.1 million for the three months ended March 31, 1999, as compared to approximately $10.0 million for the three months ended March 31, 1998. With respect to the remaining property, 757 Third Avenue, rent and escalation income decreased to approximately $3.1 million for the three months ended March 31, 1999, as compared to approximately $3.9 million for the three months ended March 31, 1998. Rent and escalation income decreased due to a decrease in occupancy, for the three months ended March 31, 1999, as compared to 1998. Rental rates remained relatively constant.

        Expenses decreased by approximately $7.4 million for the three months ended March 31, 1999, as compared to 1998. With respect to the remaining property, expenses increased by approximately $100,000 for the three months ended March 31, 1999, as compared to 1998, as a result of an increase in depreciation and management fees, which were offset by a decrease in interest expense. All other expenses remained relatively constant at the Registrant's 757 Third Avenue property.

        Depreciation expense increased due to the effect of the current and prior years additions to fixed assets, primarily tenant improvements. Management fees increased due to the change of the managing agent that occurred in connection with the debt extension in 1998. Interest expense decreased due to a decline in the interest rate on the debt outstanding on Registrant's remaining property, which was slightly offset by an increase in principal indebtedness on the Unsecured Note.

        As of April 1, 1999 and 1998, the current property's occupancy was 90% and 93%, respectively. During the first three months of 1999, the Partnership signed renewal, extension, and expansion leases totaling approximately 7,500 square feet at rental terms comparable to buildings of similar quality in the market. The decrease in occupancy is a direct result of certain lease terminations that occurred in the fourth quarter of 1998.

        Year 2000
        ---------

        The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. The Registrant is dependent upon the Managing General Partner and its affiliates for management and administrative services. Any computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

                                    11 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-Q-MARCH 31, 1999
                            ------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations (Continued)
        -------------------------

        Year 2000 (Continued)
        ---------------------

        During the first half of 1998, the Managing General Partner and its affiliates completed their assessment of the various computer software and hardware used in connection with the management of the Registrant. This review indicated that significantly all of the computer programs used by the Managing General Partner and its affiliates are off-the-shelf "packaged" computer programs which are easily upgraded to be Year 2000 compliant. In addition, to the extent that custom programs are utilized by the Managing General Partner and its affiliates, such custom programs are Year 2000 compliant.

        Following the completion of its assessment of the computer software and hardware, the Managing General Partner and its affiliates began upgrading those systems which required upgrading. To date, significantly all of these systems have been upgraded. The Registrant has to date not borne, nor is it expected that the Registrant will bear, any significant costs in connection with the upgrade of those systems requiring remediation. It is expected that all systems will be remediated, tested and implemented during the first half of 1999.

        To date, the Managing General Partner is not aware of any external agent with a Year 2000 issue that would materially impact the Registrant's results of operations, liquidity or capital resources. However, the Managing General Partner has no means of ensuring that external agents will be Year 2000 compliant. The Managing General Partner does not believe that the inability of external agents to complete their Year 2000 resolution process in a timely manner will have a material impact on the financial position or results of operations of the Registrant. However, the effect of non-compliance by external agents is not readily determinable.

Item 3. Quantitative and Qualitative Disclosure About Market Risk
        ---------------------------------------------------------

        None

                                    12 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-Q-MARCH 31, 1999
                            ------------------------

Part II - Other Information
---------------------------

Item 6. Exhibits and Reports on Form 8-K
        --------------------------------

        a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

        b) Reports on Form 8K:

           No report on Form 8-K was filed during the period.

                                    13 of 14

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                  --------------------------------------------

                            FORM 10-Q-MARCH 31, 1999
                            ------------------------

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

                                    1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP
                                    --------------------------------------------

                                    BY:  TWO WINTHROP PROPERTIES, INC.
                                         MANAGING GENERAL PARTNER

                                    BY:  /s/ Michael L. Ashner
                                         ------------------------
                                         Michael L. Ashner
                                         Chief Executive Officer

                                    BY:  /s/ Thomas Staples
                                         ------------------------
                                         Thomas Staples
                                         Chief Financial Officer

                                    DATED:   May 14, 1999




                                    14 of 14