Form 10-Q
period 1999-06-30
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1999-08-13
CIK 767411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q

(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission File Number 0-13500

                  1626 New York Associates Limited Partnership
             (Exact name of Registrant as specified in its charter)

           Massachusetts                                 04-2808184
-------------------------------------       ------------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
     incorporation or organization)

    Five Cambridge Center, Cambridge, MA                 02142-1493
------------------------------------------  ------------------------------------
   (Address of principal executive office)               (Zip Code)

   Registrant's telephone number, including area code       (617) 234-3000
                                                        ---------------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                       -----    -----



                                     1 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1999
                         PART 1 - FINANCIAL INFORMATION



Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                               June 30,              December 31,
                                                                                 1999                    1998
                                                                         ---------------------   ---------------------
ASSETS

Real estate:

      Land                                                               $             10,270    $             10,270
      Buildings and improvements, net of accumulated
         depreciation of $54,006 and $51,925 as of
         June 30, 1999 and December 31, 1998, respectively                             37,066                  38,490
                                                                         ---------------------   ---------------------

                                                                                       47,336                  48,760

Other Assets:

      Cash and cash equivalents                                                           143                     291
      Restricted cash                                                                   4,284                   2,410
      Accounts receivable, net of reserves of $18 and $85 as of
         June 30, 1999 and December 31, 1998, respectively                                 68                     104
      Prepaid expenses and other assets                                                 1,839                   1,825
      Deferred rent receivable                                                          7,272                   7,669
      Deferred costs, net                                                               3,784                   3,974
                                                                         ---------------------   ---------------------

Total Assets                                                             $             64,726    $             65,033
                                                                         =====================   =====================



                 See notes to consolidated financial statements.

                                     2 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1999


Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

(Continued)

LIABILITIES AND PARTNERS' DEFICIT

                                                                         June 30,              December 31,
                                                                           1999                    1998
                                                                   ---------------------   ---------------------

Liabilities:

      Mortgage notes payable to affiliates                         $             75,450    $             75,450
      Notes and loans payable and accrued interest
         to general partners and affiliates                                      38,709                  35,114
      Accounts payable, accrued expenses, security
         deposits and other liabilities                                           3,860                   3,717
      Accrued interest on mortgage notes to affiliates                           60,183                  58,667
                                                                   ---------------------   ---------------------

Total Liabilities                                                               178,202                 172,948
                                                                   ---------------------   ---------------------

Commitments and Contingencies

Partners' Deficit:

      Limited Partners Deficit - Units of Investor
         Limited Partnership Interest
         $250,000 stated value per unit; authorized, issued
         and outstanding -1,340 as of June 30, 1999 and
         December 31, 1998                                                     (117,090)               (111,791)
      Less: investor notes                                                          (68)                    (68)
                                                                   ---------------------   ---------------------

                                                                               (117,158)               (111,859)

      General Partners' Equity                                                    3,682                   3,944
                                                                   ---------------------   ---------------------

         Total Partners' Deficit                                               (113,476)               (107,915)
                                                                   ---------------------   ---------------------

Total Liabilities and Partners' Deficit                            $             64,726    $             65,033
                                                                   =====================   =====================


                 See notes to consolidated financial statements.

                                     3 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1999


Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                       For the Six Months Ended
                                                                     June 30,              June 30,
                                                                       1999                   1998
                                                              ---------------------  ---------------------
Revenues:
   Rent and escalation income                                 $              6,378   $             18,246
   Interest and other income                                                   140                    224
   Gain on sale of property                                                      -                 17,046
                                                              ---------------------  ---------------------

         Total revenues                                                      6,518                 35,516
                                                              ---------------------  ---------------------

Expenses:
   Interest on obligations to affiliates                                     5,809                 11,429
   Interest                                                                      -                  1,115
   Depreciation and amortization                                             2,404                  5,327
   Real estate and other taxes                                               1,626                  3,530
   Utilities                                                                   558                  1,458
   Cleaning and security                                                       675                  1,758
   Asset and property management fees                                          239                    226
   Repairs and maintenance                                                     161                    609
   Payroll                                                                     314                    531
   General and administrative                                                   88                    527
   Professional fees                                                           205                    251
   Provision for doubtful accounts                                               -                     60
                                                              ---------------------  ---------------------

         Total expenses                                                     12,079                 26,821
                                                              ---------------------  ---------------------

Net (loss) income                                             $             (5,561)  $              8,695
                                                              =====================  =====================

Net loss allocated to general partners                        $               (262)  $               (311)
                                                              =====================  =====================

Net (loss) income allocated to investor limited partners      $             (5,299)  $              9,006
                                                              =====================  =====================

Net (loss) income per unit of investor limited
   partnership interest                                       $          (3,954.48)  $           6,720.90
                                                              =====================  =====================

                 See notes to consolidated financial statements.

                                     4 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1999

Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                   For the Three Months Ended
                                                                  June 30,              June 30,
                                                                    1999                  1998
                                                           ---------------------  ---------------------
Revenues:
      Rental and escalation income                         $              3,239   $              8,221
      Interest and other income                                              79                    115
                                                           ---------------------  ---------------------

         Total revenues                                                   3,318                  8,336
                                                           ---------------------  ---------------------

Expenses:
      Interest on obligations to affiliates                               3,024                  5,618
      Interest                                                                -                    563
      Depreciation and amortization                                       1,206                  2,646
      Real estate and other taxes                                           814                  1,780
      Utilities                                                             249                    755
      Cleaning and security                                                 331                    899
      Asset and property management fees                                    121                    119
      Repairs and maintenance                                                81                    354
      Payroll                                                               147                    274
      General and administrative                                             51                    300
      Professional fees                                                     123                    135
      Provision for doubtful accounts                                         -                      -
                                                           ---------------------  ---------------------

         Total expenses                                                   6,147                 13,443
                                                           ---------------------  ---------------------

Net loss                                                   $             (2,829)  $             (5,107)
                                                           =====================  =====================

Net loss allocated to general partners                     $               (134)  $               (221)
                                                           =====================  =====================

Net loss allocated to investor limited partners            $             (2,695)  $             (4,886)
                                                           =====================  =====================

Net loss per unit of investor limited partnership
      interest                                             $          (2,011.19)  $          (3,646.27)
                                                           =====================  =====================


                 See notes to consolidated financial statements.

                                     5 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1999



Consolidated Statement of Partners' Deficit (Unaudited)

(In Thousands, Except Unit Data)

                                               Units of
                                               Investor              Investor
                                                Limited               Limited                General                Total
                                              Partnership            Partners'              Partners'             Partners'
                                               Interest              (Deficit)               Equity                Deficit
                                          --------------------  --------------------   --------------------  --------------------

Balance - December 31, 1998                             1,340   $          (111,859)   $             3,944   $          (107,915)

     Net loss                                               -                (5,299)                  (262)               (5,561)
                                          --------------------  --------------------   --------------------  --------------------
                                                                                  .
Balance - June 30, 1999                                 1,340   $          (117,158)   $             3,682   $          (113,476)
                                          ====================  ====================   ====================  ====================



                 See notes to consolidated financial statements.

                                     6 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1999

Consolidated Statement of Cash Flows (Unaudited)

                                                                                     For the Six Months Ended
(In Thousands)                                                                    June 30,                June 30,
                                                                                    1999                    1998
                                                                          ---------------------    --------------------
Cash Flows from Operating Activities:

Net (loss) income                                                         $             (5,561)    $             8,695
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
      Depreciation                                                                       2,081                   4,527
      Amortization                                                                         372                     800
      Change in deferred rent receivable                                                   397                  (2,091)
      Gain on sale of property                                                               -                 (17,046)
      Provision for doubtful accounts                                                      (67)                     56

Changes in operating assets and liabilities:

      (Increase) decrease in accounts receivable, prepaid
         expenses and other assets                                                        (114)                  2,143
      Increase (decrease) in accounts payable, accrued expenses,
         security deposits and other liabilities                                           143                  (2,342)
                                                                          ---------------------    --------------------

         Net cash used in operating activities                                          (2,749)                 (5,258)
                                                                          ---------------------    --------------------

Cash Flows from Investing Activities:

      Net proceeds from sale of property                                                     -                  50,389
      Additions to buildings and improvements                                             (657)                 (3,293)
      Increase in deferred leasing costs                                                  (182)                 (1,581)
                                                                          ---------------------    --------------------

         Net cash (used in) provided by investing activities                              (839)                 45,515
                                                                          ---------------------    --------------------

Cash Flows from Financing Activities:

      Payment of accrued interest on mortgage notes to affiliates                            -                  (5,252)
      Increase in accrued mortgage interest                                              1,516                   7,138
      Principal payments on mortgage notes to affiliates                                     -                  (7,270)
      Increase in notes payable and accrued interest to
         general partners and affiliates                                                 3,595                   5,895
      Principal payments on other mortgage notes                                             -                 (37,867)
      Increase in restricted cash                                                       (1,671)                 (2,610)
      Payment of deferred financing costs                                                    -                    (177)
      Deferred purchase price obligation payment                                             -                    (209)
                                                                          ---------------------    --------------------

         Net cash provided by (used in) financing activities                             3,440                 (40,352)
                                                                          ---------------------    --------------------

         Net decrease in cash and cash equivalents                                        (148)                    (95)

Cash and cash equivalents, beginning of period                                             291                     221
                                                                          ---------------------    --------------------

Cash and cash equivalents, end of period                                  $                143     $               126
                                                                          =====================    ====================

Supplemental Disclosure of  Cash Flow Information:

      Cash paid for interest                                              $              1,849     $             9,254
                                                                          =====================    ====================

Supplemental Disclosure of  Non-Cash Investing Activities:

      Sale of Property in 1998.  See Note 4.



                 See notes to consolidated financial statements.

                                     7 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    General

      The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except as discussed in Note 4. Certain amounts have been reclassified to conform to the June 30, 1999 presentation. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

      1626 New York Associates Limited Partnership (the "Investor Partnership") was organized to acquire and own a 99% general partnership interest in and serve as a general partner of Nineteen New York Properties Limited Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnerships."

      As of June 30, 1999, the Operating Partnership owned one commercial rental property located in New York City (the "Property").

      The results of operations for the six months ended June 30, 1999 and 1998, are not necessarily indicative of the results to be expected for the full year.

2.    Plan of Operation

      The Partnerships have maturing mortgage debt, totaling approximately $66,000,000 which was due in February 1999, but was extended to August 31, 1999. Based on the current value of the remaining Property, it is highly unlikely the Partnerships will be able to meet their 1999 obligations. Accordingly, it appears there is a substantial likelihood that the remaining Property, if not sold, will be lost through foreclosure in 1999. In the event that the Property is sold, all proceeds would be used to satisfy any related outstanding indebtedness. This raises substantial doubt about the Partnerships' ability to continue as a going concern.

3.    Debt Modification with Related Parties

      On October 22, 1998, the debt securing the Partnership's remaining property, 757 Third Avenue, was restructured into two non-recourse loans. The first component in the amount of $27,193,000, bears interest at 295 basis points over 30-day LIBOR (8.17% at June 30, 1999), and was scheduled to mature on February 1, 1999, but has been extended to August 31, 1999. The second component in the amount of $48,257,000, bears interest at 9% and matures on February 28, 2016. A mandatory prepayment of $7,500,000 against the second component was due on February 1, 1999, but has been extended to August 31, 1999.


                                     8 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Debt Modification with Related Parties (Continued)

      A third component of the Modified Loan is an unsecured note (the "Unsecured Note") representing the additional financing expected to be drawn upon by the Operating Partnership to fund capital improvements and tenant lease-up costs with respect to the remaining property. However, any borrowings under this credit line are subject to the lender's discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. The outstanding balance against the Unsecured Note was $21,051,000 as of June 30, 1999 and is included in notes payable and accrued interest to general partners and affiliates. The Unsecured Note bears interest at a fixed annual rate 14% through February 28, 1999 and then 16.75% thereafter and was scheduled to mature on February 28, 1998, but was extended to August 31, 1999.

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

5.    Transaction With Related Parties

      For the six months ended June 30, 1999 and 1998, the Operating Partnership paid $239,000 and $119,000, respectively, in asset and property management fees to an affiliate of the General Partner.



                                     9 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q JUNE 30, 1999

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

           Liquidity and Capital Resources

           The Registrant serves as the general partner of Nineteen New York Properties Limited Partnership (the "Partnership"). As of August 1, 1999, the Partnership's remaining property (the "Property") is an office building located in New York City. The Registrant's sole source of revenue is from distributions from the Partnership and interest income on cash reserves. The Registrant is responsible for its operating expenses. The Partnership receives rental revenue from tenants and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

           As of June 30, 1999, the Partnership has maturing debt, totaling approximately $66,000,000, due on August 31, 1999. It is highly unlikely that the Partnership will be able to meet its remaining obligation. Accordingly, it appears there is a substantial likelihood that the remaining Property, if not sold, will be lost through foreclosure in 1999. In the event that the Property is sold, all proceeds would be used to satisfy any related outstanding indebtedness. This raises substantial doubt about the Registrant's ability to continue as a going concern.

           The debt securing the Partnership's remaining property, 757 Third Avenue, was restructured into two non-recourse loans. The first component in the amount of $27,193,000, bears interest at 295 basis points over 30-day LIBOR (8.17% at June 30, 1999), and was scheduled to mature on February 1, 1999, but was extended to August 31, 1999. The second component in the amount of $48,257,000, bears interest at 9% and matures on February 28, 2016. A mandatory prepayment of $7,500,000 against the second component was due on February 1, 1999, but was extended to August 31, 1999.

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


                                    10 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q-JUNE 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

           Liquidity and Capital Resources (Continued)

           The Registrant and the Partnership had $143,000 of cash and cash equivalents and $4,284,000 of restricted cash at June 30, 1999, as compared to $291,000 and $2,410,000 respectively, at December 31, 1998. Restricted cash primarily includes amounts held in mortgage collateral accounts. The $148,000 decrease in cash and cash equivalents at June 30, 1999, as compared to December 31, 1998, was due to $2,749,000 of cash used in operating activities and $839,000 of cash used in investing activities, which were partially offset by $3,440,000 of cash provided by financing activities. Cash used in investing activities included $657,000 of improvements to real estate, the majority of which were tenant improvements, and $182,000 of cash expended on leasing activities. Cash provided by financing activities included a $1,516,000 increase in accrued interest and a $3,595,000 increase in notes payable and accrued interest to general partners and affiliates. In addition, Registrant's restricted cash increased by $1,671,000, due to an increase in restricted cash operating accounts and borrowings against the Unsecured Note. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

           The Partnership's only other source of liquidity is an unsecured credit line provided by Zeus that had an outstanding balance of $21,051,000 at June 30, 1999. This credit line has been used by the Partnership to fund capital improvements and tenant lease-up costs at the remaining properties. However, any borrowings under this credit line are subject to Zeus' discretion. It is anticipated that Zeus will continue to fund capital improvements and tenant lease-up costs at the remaining property.

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

           Results of Operations

           Six Months ended June 30, 1999 vs. June 30, 1998

           The Registrant generated a net loss of approximately $5.6 million for the six months ended June 30, 1999, as compared to net income of approximately $8.7 million for the six months ended June 30, 1998. The operations of the Registrant for the six months ended June 30, 1999, as compared to June 30, 1998, declined due to the gain on sale of the Registrant's 1372 Broadway property in January 1998. In October 1998, the Registrant transferred its 535 Fifth Avenue, 545 Fifth Avenue, 509 Fifth Avenue and 300 Park Avenue South properties to their lender.


                                    11 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q-JUNE 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

           Results of Operations (Continued)

           Rent and escalation income decreased to approximately $6.4 million for the six months ended June 30, 1999, as compared to approximately $18.2 million for the six months ended June 30, 1998. With respect to the remaining property, 757 Third Avenue, rent and escalation income decreased to approximately $6.4 million for the six months ended June 30, 1999, as compared to approximately $7.8 million for the six months ended June 30, 1998. Rent and escalation income decreased due to a decrease in occupancy, for the six months ended June 30, 1999, as compared to 1998. Rental rates remained relatively constant.

           Expenses decreased by approximately $14.7 million for the six months ended June 30, 1999, as compared to 1998. With respect to the remaining property, expenses increased by approximately $192,000 for the six months ended June 30, 1999, as compared to 1998, as a result of an increase in depreciation and management fees, which was partially offset by a decrease in interest expense. All other expenses remained relatively constant at the Registrant's 757 Third Avenue property.

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

           As of August 1, 1999 and 1998, the current property's occupancy was 87% and 94%, respectively. During the first six months of 1999, the Partnership signed renewal, extension, and expansion leases totaling approximately 33,000 square feet at rental terms comparable to buildings of similar quality in the market. The decrease in occupancy is a direct result of certain lease terminations that occurred in the fourth quarter of 1998.

           Three Months ended June 30, 1999 vs. June 30, 1998

           The Partnership generated a net loss of approximately $2.8 million for the three months ended June 30, 1999, as compared to a net loss of approximately $5.1 million for the three months ended June 30, 1998.

           Rental and escalation income decreased to approximately $3.2 million for the three months ended June 30, 1999 as compared to approximately $8.2 million for the three months ended June 30, 1998. With respect to the remaining property, rent and escalation income decreased to approximately $3.2 million for the three months ended June 30, 1999, as compared to approximately $3.9 million for the three months ended June 30, 1998. Rent and escalation income decreased due to a decrease in occupancy for the three months ended June 30, 1999 as compared to 1998. Rental rates remained relatively constant.

                                    12 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q-JUNE 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

           Three Months ended June 30, 1999 vs. June 30, 1998 (Continued)

           Expenses decreased by approximately $7.3 million for the three months ended June 30, 1999, as compared to 1998. With respect to the remaining property, expenses increased by approximately $92,000 for the three months ended June 30, 1999, as compared to 1998, as a result of an increase in depreciation and management fees, which was partially offset by a decrease in interest expense. All other expenses remained relatively constant at the Registrant's 757 Third Avenue property.

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

Item 3.    Quantitative and Qualitative Disclosure About Market Risk

           None


                                    13 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q-JUNE 30, 1999

Part II - Other Information

Item 6.    Exhibits and Reports on Form 8-K

           a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           b) Reports on Form 8K:

                 No report on Form 8-K was filed during the period.



                                    14 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                             FORM 10-Q-JUNE 30, 1999

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

                                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP


                                  BY:   TWO WINTHROP PROPERTIES, INC.
                                        MANAGING GENERAL PARTNER



                                  BY:   /s/ Michael L. Ashner
                                        ----------------------------------
                                        Michael L. Ashner
                                        Chief Executive Officer


                                  BY:   /s/ Thomas Staples
                                        ----------------------------------
                                        Thomas Staples
                                        Chief Financial Officer



                             DATED: August 13, 1999



                                    15 of 15