Form 10-Q
period 1999-09-30
1626 NEW YORK ASSOCIATES LTD PARTNERSHIP
filed 1999-11-19
CIK 767411

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20459

                                    FORM 10-Q

(Mark One)

    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission File Number 0-13500

                  1626 New York Associates Limited Partnership
                  --------------------------------------------
             (Exact name of Registrant as specified in its charter)


          Massachusetts                                  04-2808184
---------------------------------           ------------------------------------
   State or other jurisdiction of           (I.R.S. Employer Identification No.)
   incorporation or organization)

  Five Cambridge Center, Cambridge, MA                    02142-1493
 ---------------------------------------                  ----------
 (Address of principal executive office)                  (Zip Code)

     Registrant's telephone number, including area code (617) 234-3000
                                                        --------------


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      --     --

                                    1 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1999
                         PART 1 - FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements

Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

                                                                                 September 30,         December 31,
                                                                                     1999                  1998
                                                                                 -------------         ------------
ASSETS

Real estate:

      Land                                                                         $10,270                $10,270
      Buildings and improvements, net of accumulated
         depreciation of $55,137 and $51,925 as of
         September 30, 1999 and December 31, 1998, respectively                     37,210                 38,490
                                                                                   -------                -------

                                                                                    47,480                 48,760

Other Assets:

      Cash and cash equivalents                                                        115                    291
      Restricted cash                                                                5,612                  2,410
      Accounts receivable, net of reserves of $18 and $85
         as of September 30, 1999 and December 31, 1998, respectively                  123                    104
      Prepaid expenses and other assets                                              1,017                  1,825
      Deferred rent receivable                                                       7,292                  7,669
      Deferred costs, net                                                            3,756                  3,974
                                                                                   -------                -------

Total Assets                                                                       $65,395                $65,033
                                                                                   =======                =======

                 See notes to consolidated financial statements.

                                    2 of 15

>

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1999


Consolidated Balance Sheets (Unaudited)

(In Thousands, Except Unit Data)

(Continued)

LIABILITIES AND PARTNERS' DEFICIT


                                                                                 September 30,          December 31,
                                                                                     1999                  1998
                                                                                 -------------         ------------
Liabilities:

      Mortgage notes payable to affiliates                                         $  75,450             $  75,450
      Notes and loans payable and accrued interest
         to general partners and affiliates                                           41,305                35,114
      Accounts payable, accrued expenses, security
         deposits and other liabilities                                                3,851                 3,717
      Accrued interest on mortgage notes to affiliates                                60,946                58,667
                                                                                   ---------             ---------

Total Liabilities                                                                    181,552               172,948
                                                                                   ---------             ---------

Commitments and Contingencies

Partners' Deficit:

      Limited Partners' Deficit - Units of Investor
      Limited Partnership Interest
         $250,000 stated value per unit; authorized, issued and outstanding
         -1,340 as of September 30, 1999 and December 31, 1998                      (119,652)             (111,791)
      Less: investor notes                                                               (68)                  (68)
                                                                                   ---------             ---------

                                                                                    (119,720)             (111,859)

      General Partners' Equity                                                         3,563                 3,944
                                                                                   ---------             ---------

         Total Partners' Deficit                                                    (116,157)             (107,915)
                                                                                   ---------             ---------

Total Liabilities and Partners' Deficit                                            $  65,395             $  65,033
                                                                                   =========             =========

                 See notes to consolidated financial statements.

                                    3 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1999



Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)

                                                                                     For the Nine Months Ended
                                                                                  September 30,        September 30,
                                                                                     1999                  1998
                                                                                 -------------         -------------

Revenues:
      Rent and escalation income                                                 $   9,804              $  26,775
      Interest and other income                                                        231                    328
      Gain on sale of property                                                           -                 17,046
                                                                                 ---------              ---------
         Total revenues                                                             10,035                 44,149
                                                                                 ---------              ---------

Expenses:
      Interest on obligations to affiliates                                          8,853                 17,541
      Interest                                                                           -                  1,682
      Depreciation and amortization                                                  3,707                  8,002
      Real estate and other taxes                                                    2,141                  5,281
      Utilities                                                                      1,043                  2,575
      Cleaning and security                                                          1,006                  2,499
      Asset and property management fees                                               370                    385
      Repairs and maintenance                                                          232                    778
      Payroll                                                                          523                    919
      General and administrative                                                       127                    847
      Professional fees                                                                275                    392
      Provision for doubtful accounts                                                    -                     60
                                                                                 ---------              ---------

         Total expenses                                                             18,277                 40,961
                                                                                 ---------              ---------

Net (loss) income                                                                 $ (8,242)              $  3,188
                                                                                 =========              =========


Net loss allocated to general partners                                            $   (381)              $   (558)
                                                                                 =========              =========

Net (loss) income allocated to investor limited partners                          $ (7,861)              $  3,746
                                                                                 =========              =========

Net (loss) income per unit of investor limited
   partnership interest                                                         $(5,866.42)             $2,795.52
                                                                                 =========              =========


                 See notes to consolidated financial statements.

                                    4 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1999
Consolidated Statements of Operations (Unaudited)

(In Thousands, Except Unit Data)


                                                                                     For the Three Months Ended
                                                                                 September 30,         September 30,
                                                                                     1999                  1998
                                                                                 -------------         -------------

Revenues:
      Rental and escalation income                                                 $    3,426            $    8,529
      Interest and other income                                                            91                   104
                                                                                   ----------            ----------

         Total revenues                                                                 3,517                 8,633
                                                                                   ----------            ----------

Expenses:
      Interest on obligations to affiliates                                             3,044                 6,112
      Interest                                                                              -                   567
      Depreciation and amortization                                                     1,303                 2,675
      Real estate and other taxes                                                         515                 1,751
      Utilities                                                                           485                 1,117
      Cleaning and security                                                               331                   741
      Asset and property management fees                                                  131                   159
      Repairs and maintenance                                                              71                   169
      Payroll                                                                             209                   388
      General and administrative                                                           39                   320
      Professional fees                                                                    70                   141
                                                                                   ----------            ----------

         Total expenses                                                                 6,198                14,140
                                                                                   ----------            ----------

Net loss                                                                           $   (2,681)           $   (5,507)
                                                                                   ==========            ==========


Net loss allocated to general partners                                             $     (119)           $     (247)
                                                                                   ==========            ==========

Net loss allocated to investor limited partners                                    $   (2,562)           $   (5,260)
                                                                                   ==========            ==========

Net loss per unit of investor limited
      partnership interest                                                         $(1,911.94)           $(3,925.37)
                                                                                   ==========            ==========




                 See notes to consolidated financial statements.

                                    5 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1999

Consolidated Statement of Partners' Deficit (Unaudited)

(In Thousands, Except Unit Data)


                                                  Units of
                                                  Investor             Investor
                                                   Limited              Limited                General                 Total
                                                 Partnership           Partners'              Partners'              Partners'
                                                  Interest              Deficit                Equity                 Deficit
                                              ------------------ ---------------------- ----------------------  --------------------

Balance - December 31, 1998                         1,340            $  (111,859)           $  $3,944               $(107,915)

     Net loss                                           -                 (7,861)                (381)                 (8,242)
                                                    -----            -----------               ------               ---------

Balance - September 30, 1999                        1,340            $  (119,720)           $  $3,563               $(116,157)
                                                    =====            ===========               ======               =========

                 See notes to consolidated financial statements.

                                    6 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1999

Consolidated Statement of Cash Flows (Unaudited)

(In Thousands)


                                                                                     For the Nine Months Ended
                                                                                 September 30,         September 30,
                                                                                     1999                  1998
                                                                                 -------------         -------------

Cash Flows from Operating Activities:

Net (loss) income                                                                  $ (8,242)           $  3,188
Adjustments to reconcile net (loss) income to net cash
  used in operating activities:
      Depreciation                                                                    3,212               6,806
      Amortization                                                                      568               1,368
      Change in deferred rent receivable                                                377              (3,013)
      Gain on sale of property                                                            -             (17,046)
      Provision for doubtful accounts                                                   (67)                 56

Changes in operating assets and liabilities:

      (Increase) decrease in accounts receivable, prepaid
         expenses and other assets                                                     (181)              1,261
      Increase (decrease) in accounts payable, accrued expenses,
         security deposits and other liabilities                                        134              (2,383)
                                                                                   --------            --------

         Net cash used in operating activities                                       (4,199)             (9,763)
                                                                                   --------            --------

Cash Flows from Investing Activities:

      Net proceeds from sale of property                                                  -              50,389
      Additions to buildings and improvements                                        (1,932)             (4,527)
      Increase in deferred leasing costs                                               (350)             (1,923)
                                                                                   --------            --------

         Net cash (used in) provided by investing activities                         (2,282)             43,939
                                                                                   --------            --------

Cash Flows from Financing Activities:

      Payment of accrued interest on mortgage notes to affiliates                         -              (5,252)
      Increase in accrued mortgage interest                                           2,279              10,803
      Principal payments on mortgage notes to affiliates                                  -              (7,270)
      Increase in notes payable and accrued interest to
         general partners and affiliates                                              6,191               9,283
      Principal payments on other mortgage notes                                          -             (37,867)
      Increase in restricted cash                                                    (2,165)             (3,347)
      Payment of deferred financing costs                                                 -                (399)
      Deferred purchase price obligation payment                                          -                (209)
                                                                                   --------            --------

         Net cash provided by (used in) financing activities                          6,305             (34,258)
                                                                                   --------            --------

         Net decrease in cash and cash equivalents                                     (176)                (82)

Cash and cash equivalents, beginning of year                                            291                 221
                                                                                   --------            --------

Cash and cash equivalents, end of year                                             $    115            $    139
                                                                                   ========            ========

Supplemental Disclosure of  Cash Flow Information:

      Cash paid for interest                                                       $  2,796            $ 11,307
                                                                                   ========            ========

Supplemental Disclosure of  Non-Cash Investing Activities:

      Sale of property in 1999 and 1998 - See Notes 2 and 4


                 See notes to consolidated financial statements.

                                    7 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.    General

      The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998.

      The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature except as discussed in Notes 2 and 4. The balance sheet at December 31, 1998 was derived from audited financial statements at such date.

      1626 New York Associates Limited Partnership (the "Investor Partnership") was organized to acquire and own a 99% general partnership interest in and serve as a general partner of Nineteen New York Properties Limited Partnership (the "Operating Partnership"). The Investor Partnership and the Operating Partnership are collectively referred to as the "Partnerships."

      As of September 30, 1999, the Operating Partnership owned one commercial rental property located in New York City (the "Property").


      The results of operations for the nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

2.    Sale of Property and Liquidation of Partnership

      In November 1999, the Partnership sold its remaining property, 757 Third Avenue, to an unaffiliated third party for $102,000,000. All proceeds were used to satisfy any related indebtedness. Upon winding up of the Partnerships affairs, the Partnership will be liquidated.

3.    Debt Modification with Related Parties

      On October 22, 1998, the debt securing the Partnership's remaining property, 757 Third Avenue, was restructured into two non-recourse loans. The first component in the amount of $27,193,000, bears interest at 295 basis points over 30-day LIBOR (8.35 % at September 30, 1999), and was scheduled to mature on February 1, 1999, but has been extended to December 31, 1999. The second component in the amount of $48,257,000, bears interest at 9% and matures on February 28, 2016. A mandatory prepayment of $7,500,000 against the second component was due on February 1, 1999, but has been extended to December 31, 1999.


                                     8 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1999

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.    Debt Modification with Related Parties (Continued)

      A third component of the Modified Loan is an unsecured note (the "Unsecured Note") representing the additional financing expected to be drawn upon by the Operating Partnership to fund capital improvements and tenant lease-up costs with respect to the remaining property. However, any borrowings under this credit line are subject to the lender's discretion. Accordingly, it is possible that the Operating Partnership may not be able to borrow against this credit line each time it deems it necessary. The outstanding balance against the Unsecured Note was $22,336,000 as of September 30, 1999 and is included in notes payable and accrued interest to general partners and affiliates. The Unsecured Note bears interest at a fixed annual rate 14% through February 28, 1999 and then 16.75% thereafter and was scheduled to mature on February 28, 1998, but was extended to December 31, 1999.

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

5.    Transaction With Related Parties

      For the nine months ended September 30, 1999 and 1998, the Operating Partnership paid $370,000 and $385,000, respectively, in asset and property management fees to an affiliate of the General Partner.


                                     9 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q SEPTEMBER 30, 1999


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

         Liquidity and Capital Resources

         The Registrant serves as the general partner of Nineteen New York Properties Limited Partnership (the "Partnership"). In November 1999, the Partnership sold its remaining property, 757 Third Avenue, to an unaffiliated third party for $102,000,000. All proceeds were used to satisfy any related indebtedness. Accordingly, the Registrant will be liquidated.

         The Registrant's sole source of revenue was from distributions from the Partnership and interest income on cash reserves. The Registrant is responsible for its operating expenses. The Partnership received rental revenue from tenants and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments.

         The debt securing the Partnership's remaining property, 757 Third Avenue, was restructured into two non-recourse loans. The first component in the amount of $27,193,000, bears interest at 295 basis points over 30-day LIBOR (8.35% at September 30, 1999), and was scheduled to mature on February 1, 1999, but was extended to December 31, 1999. The second component in the amount of $48,257,000, bears interest at 9% and matures on February 28, 2016. A mandatory prepayment of $7,500,000 against the second component was due on February 1, 1999, but was extended to December 31, 1999.

         As a result of the disposition of the Registrant's remaining property, for tax purposes, the Registrant's partners will be allocated substantial gains in 1999 due to recapture of tax benefits received in prior years.

         The Registrant's original objective of capital appreciation will not be achieved and it is anticipated that the Registrant's partners will not receive any future distributions. Accordingly, the Registrant's partners will not receive a return of their original investment.


                                    10 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q-SEPTEMBER 30, 1999


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Liquidity and Capital Resources (Continued)

         The Registrant and the Partnership had $115,000 of cash and cash equivalents and $5,612,000 of restricted cash at September 30, 1999, as compared to $291,000 and $2,410,000 respectively, at December 31, 1998. Restricted cash primarily includes amounts held in mortgage collateral accounts. The $176,000 decrease in cash and cash equivalents at September 30, 1999, as compared to December 31, 1998, was due to $4,199,000 of cash used in operating activities and $2,282,000 of cash used in investing activities, which were partially offset by $6,305,000 of cash provided by financing activities. Cash used in investing activities included $1,932,000 of improvements to real estate, the majority of which were tenant improvements, and $350,000 of cash expended on leasing activities. Cash provided by financing activities included a $2,279,000 increase in accrued interest and a $6,191,000 increase in notes payable and accrued interest to general partners and affiliates. In addition, Registrant's restricted cash increased by $2,165,000, due to an increase in restricted cash operating accounts and borrowings against the Unsecured Note. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various activities.

         The Partnership's only other source of liquidity was an unsecured credit line provided by Zeus that had an outstanding balance of $22,336,000 at September 30, 1999. This credit line has been used by the Partnership to fund capital improvements and tenant lease-up costs at the remaining property.

         Results of Operations

         Nine Months ended September 30, 1999 vs. September 30, 1998

         The Registrant generated a net loss of approximately $8.2 million for the nine months ended September 30, 1999, as compared to net income of approximately $3.2 million for the nine months ended September 30, 1998. The operations of the Registrant for the nine months ended September 30, 1999, as compared to September 30, 1998, declined due to the gain on sale of the Registrant's 1372 Broadway property in January 1998. In October 1998, the Registrant transferred its 535 Fifth Avenue, 545 Fifth Avenue, 509 Fifth Avenue and 300 Park Avenue South properties to their lender.

         Rent and escalation income decreased to approximately $9.8 million for the nine months ended September 30, 1999, as compared to approximately $26.8 million for the nine months ended September 30, 1998. With respect to the remaining property, 757 Third Avenue, rent and escalation income decreased to approximately $9.8 million for the nine months ended September 30, 1999, as compared to approximately $11.6 million for the nine months ended September 30, 1998. Rent and escalation income decreased due to a decrease in occupancy for the nine months ended September 30, 1999, as compared to 1998. Rental rates remained relatively constant.

                                    11 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q-SEPTEMBER 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Results of Operations (Continued)

         Nine Months ended September 30, 1999 vs. September 30, 1998

         Expenses decreased by approximately $22.7 million for the nine months ended September 30, 1999, as compared to 1998. With respect to the remaining property, expenses increased by approximately $1.6 million for the nine months ended September 30, 1999, as compared to 1998, as a result of an increase in depreciation and management fees, which was partially offset by a decrease in interest expense. All other expenses remained relatively constant at the Registrant's 757 Third Avenue property.

         Depreciation expense increased due to the effect of the current and prior years additions to fixed assets, primarily tenant improvements. Management fees increased due to the change of the managing agent that occurred in connection with the debt extension in 1998. Interest expense decreased due to a decline in the interest rate on the debt outstanding on the Registrant's remaining property, which was slightly offset by an increase in principal indebtedness on the Unsecured Note.

         As of November 1, 1999 and 1998, the current property's occupancy was 89% and 96%, respectively. During the first nine months of 1999, the Partnership signed renewal, extension, and expansion leases totaling approximately 41,000 square feet at rental terms comparable to buildings of similar quality in the market. The decrease in occupancy is a direct result of certain lease terminations that occurred in the fourth quarter of 1998.

         Three Months ended September 30, 1999 vs. September 30, 1998

         The Partnership generated a net loss of approximately $2.7 million for the three months ended September 30, 1999, as compared to a net loss of approximately $5.5 million for the three months ended September 30, 1998.

         Rental and escalation income decreased to approximately $3.4 million for the three months ended September 30, 1999 as compared to approximately $8.5 million for the three months ended September 30, 1998. With respect to the remaining property, rent and escalation income decreased to approximately $3.4 million for the three months ended September 30, 1999, as compared to approximately $3.8 million for the three months ended September 30, 1998. Rent and escalation income decreased due to a decrease in occupancy for the three months ended September 30, 1999 as compared to 1998. Rental rates remained relatively constant.


                                    12 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q-SEPTEMBER 30, 1999

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Results of Operations (Continued)

         Three Months ended September 30, 1999 vs. September 30, 1998

         Expenses decreased by approximately $7.9 million for the three months ended September 30, 1999, as compared to 1998. With respect to the remaining property, expenses increased by approximately $1.4 million for the three months ended September 30, 1999, as compared to 1998, as a result of an increase in depreciation and management fees, which was partially offset by a decrease in interest expense. All other expenses remained relatively constant at the Registrant's 757 Third Avenue property.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         None



                                    13 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q-SEPTEMBER 30, 1999




Part II - Other Information


Item 6.    Exhibits and Reports on Form 8-K


           a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

           b) Reports on Form 8K:

              No report on Form 8-K was filed during the period.



                                    14 of 15

                  1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP

                          FORM 10-Q-SEPTEMBER 30, 1999



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

                            1626 NEW YORK ASSOCIATES LIMITED PARTNERSHIP


                        BY: TWO WINTHROP PROPERTIES, INC.
                            MANAGING GENERAL PARTNER

                        BY: /s/ Michael L. Ashner
                            ----------------------------
                            Michael L. Ashner
                            Chief Executive Officer

                        BY: /s/ Thomas Staples
                            ----------------------------
                            Thomas Staples
                            Chief Financial Officer




                        DATED:   November 19, 1999


                                    15 of 15